Form 10-Q
period 1995-03-31
RESPONSE TECHNOLOGIES INC
filed 1995-05-12
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


     (Mark One)
     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 1995 or

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from          to
                                            ---------   ---------
     Commission file number     0-15416
                            ---------------



                          RESPONSE TECHNOLOGIES, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)



        Tennessee                                62-1212264
    ----------------------------                 ----------------
    (State or Other Jurisdiction                 (I.R.S. Employer
    of Incorporation or Organization)            Identification No.)


    1775 Moriah Woods Blvd., Memphis, TN           38117
    ------------------------------------         ----------
    (Address of principal executive offices)     (Zip Code)


                                (901) 761-7000
                                --------------
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                             -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.002 Par Value 34,922,615 shares as of May 9, 1995.


This filing consists of 9 sequentially numbered pages.

                                     INDEX


                                                           Page
                                                           ----
PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets,
              March 31, 1995 and December 31, 1994          3

              Condensed Consolidated Statements
              of Operations for the Three Months Ended
              March 31, 1995 and 1994                       4

              Condensed Consolidated Statements of
              Cash Flows for the Three Months Ended
              March 31, 1995 and 1994                       5

              Notes to Condensed Consolidated
              Financial Statements -- March 31, 1995        6


Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                 6



PART II.      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K              8


Signatures                                                  9

ITEM 1.        FINANCIAL STATEMENTS

RESPONSE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,            December 31,
                                                                                          1995                 1994
                                                                                      ------------         ------------
                                                                                       (Unaudited)              (Note)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                          $    170,869         $   2,922,266
   Short-term investments                                                                3,173,416               100,000
   Accounts receivable, less allowances for doubtful accounts
     of $4,280,765 and $3,934,794                                                       13,301,928            12,399,569
   Supplies                                                                              1,027,701               941,481
   Prepaid expenses                                                                        281,040               324,637
   Other current assets                                                                    259,653                97,878
                                                                                      ------------         -------------
     TOTAL CURRENT ASSETS                                                               18,214,607            16,785,831

PROPERTY AND EQUIPMENT--at cost, less allowances for
   depreciation and amortization of $5,019,745 and $4,651,829                            3,961,511             4,020,799
OTHER ASSETS
   Deferred charges, less allowances for amortization of $222,250 and $253,621             180,601               152,520
   Other assets                                                                             75,324                77,565
                                                                                      ------------         -------------
                                                                                           255,925               230,085
                                                                                      ------------         -------------
   TOTAL ASSETS                                                                       $ 22,432,043         $  21,036,715
                                                                                      ============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                   $  3,857,666         $   3,249,147
   Accrued expenses and other liabilities                                                1,074,414             1,023,163
   Notes payable                                                                            18,062                71,558
   Capital lease obligations                                                               124,878               157,030
                                                                                      ------------         -------------
      TOTAL CURRENT LIABILITIES                                                          5,075,020             4,500,898

CAPITAL LEASE OBLIGATIONS                                                                      ---                28,878
STOCKHOLDERS' EQUITY
   Series A Convertible Preferred Stock, $1.00 par value, authorized 3,000,000 shares; issued and outstanding 27,833 and 28,333 shares, respectively;
     liquidating preference $11.00 per share                                                27,833                28,333
   Common Stock, $.002 par value, authorized 60,000,000 shares; issued
     and outstanding 34,872,615 and 34,822,157 shares, respectively                         69,745                69,644
   Paid-in capital                                                                      59,058,761            59,036,487
   Retained earnings (deficit)                                                         (41,799,316)          (42,627,525)
                                                                                      ------------         -------------
                                                                                        17,357,023            16,506,939
                                                                                      ------------         -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 22,432,043         $  21,036,715
                                                                                      ============         =============

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. See accompanying notes.

RESPONSE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                         Three Months Ended
                                                                                 March 31, 1995         March 31, 1994
                                                                                 --------------         --------------
NET REVENUE                                                                      $ 11,200,653           $  8,488,666

OTHER INCOME--principally interest                                                     50,714                 64,601
                                                                                 -------------          -------------

                                                                                   11,251,367              8,553,267
COSTS AND EXPENSES
   Operating                                                                        8,218,471              7,280,418
   General and administrative                                                       1,244,190              1,037,455
   Depreciation and amortization                                                      411,544                551,997
   Interest                                                                             3,850                 55,581
   Provision for doubtful accounts                                                    545,103                600,230
                                                                                 -------------          -------------
                                                                                   10,423,158              9,525,681
                                                                                 -------------          -------------
   NET EARNINGS (LOSS)                                                           $    828,209              ($972,414)
                                                                                 =============          =============

EARNINGS (LOSS) PER COMMON SHARE                                                 $       0.02                 ($0.03)
                                                                                 -------------          -------------

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                                                                34,833,810             34,674,234
                                                                                 =============          =============





See accompanying notes.
                                       4

RESPONSE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                         Three Months Ended
                                                                                 March 31, 1995         March 31, 1994
                                                                                 --------------         --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $   669,802            $    64,256

INVESTING ACTIVITIES
   Purchase of equipment                                                             (308,628)              (136,282)
   Purchase of short-term investments                                              (3,073,416)                   ---
                                                                                  ------------           ------------

        NET CASH USED IN INVESTING ACTIVITIES                                      (3,382,044)              (136,282)

FINANCING ACTIVITIES
   Proceeds from the exercise of stock options                                         21,875                  7,125
   Net payments on line of credit                                                         ---             (1,097,432)
   Principal payments on capital lease obligations                                    (61,030)              (113,939)
                                                                                  ------------           ------------

        NET CASH USED IN FINANCING ACTIVITIES                                         (39,155)            (1,204,246)
                                                                                  ------------           ------------
        DECREASE IN CASH AND CASH EQUIVALENTS                                      (2,751,397)            (1,276,272)

   Cash and cash equivalents at beginning of period                                 2,922,266              3,100,631
                                                                                  ------------           ------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   170,869            $ 1,824,359
                                                                                  ============           ============





See accompanying notes.

Response Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
March 31, 1995
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Technologies, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Parent Company

Response Technologies, Inc. is a subsidiary of Seafield Capital Corporation ("Seafield").

On February 10, 1995, Seafield announced its retention of Alex. Brown and Sons Incorporated as financial advisor to evaluate and recommend steps to enhance the value of Seafield to its shareholders. Any transaction pursued by Seafield will be likely to result in a significant change in the Company's ownership.

Note 3 - Line of Credit

As of March 31, 1995, the Company had a $5,000,000 revolving bank line of credit secured by eligible accounts receivable bearing interest at the bank's prime rate plus one percent. On April 1, 1995, the line was renewed for a one-year term in the amount of $2,500,000.

There were no borrowings outstanding under the line at March 31, 1995.

Note 4 - Commitments and Contingencies

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1995, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $50,000,000 umbrella policy with respect to potential general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of March 31, 1995, the Company was not aware of any material pending professional or general liability claims.


ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


        The Company is a leading provider of advanced cancer treatments and related services, principally on an outpatient basis, through treatment centers owned or managed by the Company. The centers, known as IMPACT(R) (IMPlementing Advanced Cancer Treatments) Centers, are staffed by experienced oncology nurses, pharmacists, laboratory technologists, and other support personnel to deliver outpatient services under the direction of private practicing oncologists. The primary treatments provided by the Centers involve high-dose chemotherapy coupled with support of the patient's immune system through the use of autologous peripheral blood stem cell infusion. The Centers also provide home pharmacy and outpatient infusional services for their patients.

Beginning in 1994, the Company began expanding its network of centers to include hospital-affiliated centers. These centers may entail a management agreement ("managed centers") or a jointly owned entity ("jointly owned centers"). For managed centers, the Company provides technical and administrative services, including treatment protocols and data management, employee training and reimbursement support. Patient care and laboratory services are provided and billed to third parties by the host hospital, with a management fee paid to the Company.

For jointly owned centers, the Company and the host hospital contribute cash and other forms of capital to establish an entity to provide outpatient and inpatient services to its patients. These entities will purchase services from the hospital to deliver and manage complex cancer treatments. The Company contemplates that it will maintain management control of these jointly owned programs, and accordingly plans to include the results of operations on a consolidated basis.

As of March 31, 1995, the Company had twenty-eight IMPACT Centers and seven managed centers located in nineteen states. Subsequent to quarter-end, the Company announced the establishment of its first jointly owned center. The Company anticipates continued nationwide expansion over the next few years, primarily through the establishment of additional jointly owned centers.


Results of Operations

The Company reported net earnings for the first quarter of 1995 of $828,000, or $.02 per share, compared to a net loss of $972,000, or ($.03) per share, for the comparable period last year.

Net revenue for the first quarter of 1995 was $11,201,000, an increase of $2,712,000, or 32%, when compared to the first quarter of 1994. The increase is primarily attributable to increased patient referrals. Net revenue for the current quarter also included approximately $270,000 related to the Company's efforts to begin conducting pharmaceutical contract research in parallel with its clinical trials data management activities.

Operating expenses increased $938,000 or 13% between the quarters ended March 31, 1995 and 1994. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational expenses, and display a high degree of variability in proportion to patient services revenue. Operating expenses as a percent of net revenue were 73% compared to 86% for the comparable period of 1994. This decrease is primarily attributable to operating efficiencies at higher levels of center activity and certain fixed operating expenses being spread over a larger revenue base.

General and administrative costs increased $207,000 or 20% between the quarters ended March 31, 1995 and 1994. This increase is primarily attributable to increases in administrative payroll and related costs. As a percentage of net revenue, general and administrative costs were 11% compared to 12% for the comparable period of 1994.

Depreciation and amortization expense decreased by $140,000 or 25% when compared to the first quarter of 1994. The decrease is primarily attributable to the startup costs of many Centers being fully amortized after a two-year operational period.

The provision for doubtful accounts decreased $55,000 or 9% between the quarters ended March 31, 1995 and 1994. The provision as a percentage of net revenue was 5% and 7% for the quarters ending March 31, 1995 and 1994, respectively. The decrease is attributable to a higher proportion of contracted patient accounts, improved collections performance and an increase in revenues from physician sales, hospital management fees, and contract research for which collection is more certain.

Liquidity and Capital Resources

As of March 31, 1995, the Company's working capital was $13,140,000 with current assets of $18,215,000 and current liabilities of $5,075,000. Cash and cash equivalents and short-term investments represent $3,344,000 of the Company's current assets.

As of March 31, 1995, the Company had a $5,000,000 revolving bank line of credit secured by eligible accounts receivable bearing interest at the bank's prime rate plus one percent. On April 1, 1995, the line was renewed for a one-year term in the amount of $2,500,000. There were no borrowings outstanding under the line at March 31, 1995.

On February 10, 1995, Seafield announced its retention of Alex. Brown and Sons Incorporated as financial advisor to evaluate and recommend steps to enhance the value of Seafield to its shareholders. Any transaction pursued by Seafield will be likely to result in a significant change in the Company's ownership.

Management believes that the Company's cash and capital resources, together with available credit facilities, will be sufficient to finance current operations and expansion of the Company's network of IMPACT Centers.

No material commitments for capital expenditures existed as of March 31, 1995.


New Accounting Standards

No recently issued accounting standards presently exist which will require adoption in future periods by the Company.


PART II. - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               a.  Exhibits

                   Exhibit 27 --- Financial Data Schedule for SEC use
                                  only.

               b.  Reports on Form 8-K

                   On February 14, 1995, the Company filed a Form 8-K with the Securities and Exchange Commission regarding an announcement by Seafield Capital Corporation ("Seafield"). Seafield announced its retention of Alex. Brown and Sons Incorporated as financial advisor to evaluate and recommend steps to enhance the value of Seafield to its shareholders. Any transaction pursued by Seafield will be likely to result in a significant change in the Company's ownership.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                   Response Technologies, Inc.





Date: May 12, 1995                 By: /s/ Daryl P. Johnson
                                       ----------------------------
                                        Daryl P. Johnson
                                        Chief Financial Officer
                                        (signed on behalf of the
                                        registrant and as principal
                                        financial officer)



Date: May 12, 1995                 By:  /s/ Debbie K. Elliott
                                        ------------------------------
                                        Debbie K. Elliott
                                        Controller
                                        (principal accounting officer)