Form 10-Q
period 1995-06-30
RESPONSE TECHNOLOGIES INC
filed 1995-08-14
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


       (Mark One)
       (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

            For the quarterly period ended June 30, 1995 or

       ( ) Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

            For the transition period from            to
                                          ----------    ----------

       Commission file number       0-15416
                              -------------------




                         RESPONSE TECHNOLOGIES, INC.
                         ---------------------------
            (Exact name of registrant as specified in its charter)



    Tennessee                                                62-1212264
----------------                                        -------------------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)


1775 Moriah Woods Blvd., Memphis, TN                        38117
----------------------------------------                  ----------
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

Common Stock, $.002 Par Value 34,927,615 shares as of August 9, 1995.

                                  INDEX

                                                                                             Page
                                                                                             ----
PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets,
               June 30, 1995 and December 31, 1994                                            3

               Condensed Consolidated Statements
               of Operations for the Three Months Ended
               June 30, 1995 and June 30, 1994                                                4

               Condensed Consolidated Statements
               of Operations for the Six Months Ended
               June 30, 1995 and June 30, 1994                                                5

               Condensed Consolidated Statements of
               Cash Flows for the Six Months Ended
               June 30, 1995 and June 30, 1994                                                6

               Notes to Condensed Consolidated
               Financial Statements                                                           7


Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                                                  7


PART II.       OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of                                             10
               Security Holders

Item 6.        Exhibits and Reports on Form 8-K                                               10


Signatures                                                                                    11

PART I. - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               RESPONSE TECHNOLOGIES, INC. AND SUBSIDIARIES                             June 30,             December 31,
               CONDENSED CONSOLIDATED BALANCE SHEETS                                      1995                  1994
                                                                                      ------------          ------------
ASSETS                                                                                 (Unaudited)              (Note)
CURRENT ASSETS
   Cash and cash equivalents                                                          $    211,662          $  2,922,266
   Short-term investments                                                                3,214,289               100,000
   Accounts receivable, less allowances for doubtful accounts
     of $2,868,179 and $3,934,794                                                       14,751,815            12,399,569
   Supplies                                                                              1,022,712               941,481
   Prepaid Expenses                                                                        312,528               324,637
   Other current assets                                                                    311,881                97,878
                                                                                      ------------          ------------
      TOTAL CURRENT ASSETS                                                              19,824,887            16,785,831

PROPERTY AND EQUIPMENT--at cost, less allowances for
   depreciation and amortization of $5,442,798 and $4,651,829                            3,908,556             4,020,799
OTHER ASSETS
   Deferred charges, less allowances for amortization of $126,360 and $253,621             166,513               152,520
   Other assets                                                                             75,324                77,565
                                                                                      ------------          ------------
                                                                                           241,837               230,085
                                                                                      ------------          ------------
      TOTAL ASSETS                                                                    $ 23,975,280          $ 21,036,715
                                                                                      ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                   $  4,222,953          $  3,249,147
   Accrued expenses and other liabilities                                                1,550,078             1,023,163
   Notes payable                                                                                 0                71,558
   Capital lease obligations                                                                91,088               157,030
                                                                                      ------------          ------------
      TOTAL CURRENT LIABILITIES                                                          5,864,119             4,500,898

CAPITAL LEASE OBLIGATIONS                                                                        0                28,878

STOCKHOLDERS' EQUITY
   Series A Convertible Preferred Stock, $1.00 par value, authorized 3,000,000 shares; issued and outstanding 27,833 and 28,333 shares, respectively;
     liquidating preference $11.00 per share                                                27,833                28,333
   Common Stock, $.002 par value, authorized 60,000,000 shares; issued
     and outstanding 34,922,615 and 34,822,157 shares, respectively                         69,845                69,644
   Paid-in capital                                                                      59,083,660            59,036,487
   Retained earnings (deficit)                                                         (41,070,177)          (42,627,525)
                                                                                      ------------          ------------
                                                                                        18,111,161            16,506,939
                                                                                      ------------          ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 23,975,280          $ 21,036,715
                                                                                      ============          ============


Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.
See accompanying notes.

RESPONSE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                         Three Months Ended
                                                                                 June 30, 1995          June 30, 1994
                                                                                 -------------          -------------
NET REVENUE                                                                       $11,372,618            $ 9,303,135

OTHER INCOME--principally interest                                                     59,676                 37,702
                                                                                  -----------            -----------
                                                                                   11,432,294              9,340,837
COSTS AND EXPENSES
   Operating                                                                        8,262,955              7,526,993
   General and administrative                                                       1,377,292              1,128,758
   Depreciation and amortization                                                      462,759                535,704
   Interest                                                                             7,056                 40,974
   Provision for doubtful accounts                                                    593,093                654,381
                                                                                  -----------            -----------
                                                                                   10,703,155              9,886,810
                                                                                  -----------            -----------
NET EARNINGS (LOSS)                                                               $   729,139            $  (545,973)
                                                                                  ===========            ===========

EARNINGS (LOSS) PER COMMON SHARE                                                  $      0.02            $     (0.02)
                                                                                  ===========            ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                          $34,914,373             34,745,955
                                                                                  ===========            ===========





See accompanying notes.

RESPONSE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                           Six Months Ended
                                                                                 June 30, 1995          June 30, 1994
                                                                                 -------------          -------------
NET REVENUE                                                                       $22,573,272            $17,791,801

OTHER INCOME--principally interest                                                    110,389                102,304
                                                                                  -----------            -----------

                                                                                   22,683,661             17,894,105
COSTS AND EXPENSES
   Operating                                                                       16,481,426             14,807,411
   General and administrative                                                       2,621,483              2,166,214
   Depreciation and amortization                                                      874,303              1,087,701
   Interest                                                                            10,906                 96,555
   Provision for doubtful accounts                                                  1,138,195              1,254,610
                                                                                  -----------            -----------
                                                                                   21,126,313             19,412,491
                                                                                  -----------            -----------
NET EARNINGS (LOSS)                                                               $ 1,557,348            $(1,518,386)
                                                                                  ===========            ===========

EARNINGS (LOSS) PER COMMON SHARE                                                  $      0.04            $     (0.04)
                                                                                  ===========            ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                           34,874,314             34,710,293
                                                                                  ===========            ===========





See accompanying notes.

RESPONSE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                          Six Months Ended
                                                                                 June 30, 1995         June 30, 1994
                                                                                 -------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $ 1,130,356           $ 1,332,490

INVESTING ACTIVITIES
   Purchase of property and equipment                                                (663,526)             (212,993)
   Purchase of short-term investments                                              (3,114,289)                    0
                                                                                  -----------           -----------

         NET CASH USED IN INVESTING ACTIVITIES                                     (3,777,815)             (212,993)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options and warrants                                46,875                72,750
   Principal payments on capital leases                                              (110,020)             (206,455)
   Net payments on line of credit                                                           0            (1,689,924)
                                                                                  -----------           -----------

         NET CASH USED IN FINANCING ACTIVITIES                                        (63,145)           (1,823,629)
                                                                                  -----------           -----------

         DECREASE IN CASH AND CASH EQUIVALENTS                                     (2,710,604)             (704,132)
                                                                                  -----------           -----------

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 2,922,266             3,100,631
                                                                                  -----------           -----------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   211,662           $ 2,396,499
                                                                                  ===========           ===========





See accompanying notes.

Response Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 1995
(Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Technologies, Inc. and Subsidiaries' annual report of Form 10-K for the year ended December 31, 1994.

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

Note 3 - Line of Credit

The Company has a $2,500,000 revolving bank line of credit secured by eligible accounts receivable bearing interest at the bank's prime rate plus one percent. The line, which expires April 1, 1996, is expected to be renewed for additional one-year terms. There were no borrowings outstanding under the line at June 30, 1995.

Note 4 - Commitments and Contingencies

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1996, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $50,000,000 umbrella policy with respect to potential general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of June 30, 1995, the Company was not aware of any material pending professional or general liability claims.

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

As of June 30, 1995, the Company had twenty-eight IMPACT Centers, seven managed centers, and one jointly owned center located in nineteen states. Subsequent to quarter-end, the Company announced the establishment of two additional jointly owned centers. The Company anticipates continued nationwide expansion over the next few years, primarily through the establishment of jointly owned centers.


Results of Operations

The Company recorded net earnings of $729,000 and $1,557,000 for the quarter and six months ended June 30, 1995 compared to net losses of ($546,000) and ($1,518,000) for the same periods last year.

Net revenue for the quarter ended June 30, 1995 of $11,373,000 increased $2,069,000 or 22% when compared to the quarter ended June 30, 1994. Net revenue for the six months ended June 30, 1995 of $22,573,000 increased $4,781,000 or 27% compared to the six months ended June 30, 1994. The increase is primarily attributable to increased patient referrals. Net revenue for the quarter and six months ended June 30, 1995 also included approximately $297,000 and $567,000, respectively, related to the Company's efforts to begin conducting pharmaceutical contract research in parallel with its clinical trials data management activities.

Operating expenses for the quarter ended June 30, 1995 increased $736,000 or 10% when compared to the quarter ended June 30, 1994. Operating expenses for the six months ended June 30, 1995 increased $1,674,000 or 11% when compared to the six months ended June 30, 1994. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, rent expense and other operational expenses. Operating expenses display a high degree of variability in proportion to patient services revenue. Operating expenses as a percentage of net revenue were 73% and 81% for the quarters and 73% and 83% for the six month periods ended June 30, 1995 and 1994, respectively. This decrease is primarily attributable to operating efficiencies at higher levels of center activity and certain fixed operating expenses being spread over a larger revenue base.

General and administrative costs for the quarter ended June 30, 1995 increased $249,000 or 22% when compared to the quarter ended June 30, 1994. These expenses increased $455,000 or 21% for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994. The increase is primarily attributable to increases in administrative payroll and related costs. General and administrative costs as a percentage of net revenue were 12% for all periods reported.

Depreciation and amortization expense for the quarter ended June 30, 1995 decreased $73,000 or 14% when compared to the quarter ended June 30, 1994. The expense decreased $213,000 or 20% between the six months ended June 30, 1994 and 1995. The decrease is primarily attributable to the startup costs of many Centers being fully amortized.

The provision for doubtful accounts decreased $61,000 or 9% and $116,000 or 9% between the quarters and six month periods ended June 30, 1995 and 1994, respectively. The provision as a percentage of net revenue was 5% for the quarter and six months ended June 30, 1995 and 7% for the quarter and six months ended June 30, 1994. The decrease is attributable to a higher proportion of contract patient accounts, improved collections performance and an increase in revenues from physician sales, hospital management fees, and contract research for which collection is more certain.


Liquidity and Capital Resources

As of June 30, 1995, the Company's working capital was $13,961,000 with current assets of $19,825,000 and current liabilities of $5,864,000. Cash and cash equivalents and short-term investments represent $3,426,000 of the Company's current assets.

The Company has a $2,500,000 revolving bank line of credit secured by eligible accounts receivable bearing interest at the bank's prime rate plus one percent. The line, which expires April 1, 1996, is expected to be renewed for additional one year terms. There were no borrowings outstanding under the line at June 30, 1995.

On February 10, 1995, Seafield announced its retention of Alex. Brown and Sons Incorporated as financial advisor to evaluate and recommend steps to enhance the value of Seafield to its shareholders. Any transaction pursued by Seafield will be likely to result in a significant change in the Company's ownership.

Management believes that the Company's cash and capital resources, together with available credit facilities, will be sufficient to finance current operations and anticipated expansion of the Company's network of IMPACT Centers.

No material commitments for capital expenditures existed as of June 30, 1995.


New Accounting Standards

No recently issued accounting standards presently exist which will require adoption in future periods by the Company.

PART II. - OTHER INFORMATION

Item 4.                   Submission of Matters to a Vote of Security-Holders

                          (a) The Annual Meeting of Shareholders of the Company was held May 26, 1995 for the purpose of electing directors, approving the appointment of auditors, and approving an amendment to the Company's 1990 Non-Qualified Stock Option Plan to increase the number of shares issuable under the plan from 3,300,000 to 4,300,000 shares of Common Stock, to reserve the additional 1,000,000 shares for issuance, to amend limitations in section 7(b) regarding the maximum number of option grants to directors and officers to correlate with the increased shares; and to provide for automatic vesting of options under the plan upon a change in control of the Company.
                          Proxies for the meeting were solicited and there was no solicitation in opposition to management's solicitations. Holders of 34,847,615 shares were eligible to vote and 31,987,876 shares were represented at the meeting either in person or by proxy.

                          (b) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                          Director          For        Against      Withheld
                          --------          ---        -------      --------
                          J.T. Clark     31,821,682     9,484       156,710
                          J.R. Seward    31,823,482     9,484       154,910
                          P.A. Jacobs    31,823,482     9,484       154,910
                          J.C. Hutts     31,825,382     9,484       153,010
                          J.O. Bovender  31,827,982     9,484       150,410
                          F. Bumstead    31,818,243     9,484       160,149
                          W.H. West      31,829,982     9,484       148,410


                          The shareholders approved the appointment of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1995 by the following vote:

                                               For            Against    Withheld
                                               ---            -------    --------
                                            31,858,706        115,560      13,610

                          The shareholders approved the amendment to the Company's 1990 Non-Qualified Stock Option Plan by the following vote:

                                               For            Against    Withheld
                                               ---            -------    --------
                                            31,433,401        493,939      60,536


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




                                       Response Technologies, Inc.





Date:  August 14, 1995                 By: /s/ Daryl P. Johnson
       ---------------                      ---------------------------
                                                Daryl P. Johnson
                                                Chief Financial Officer
                                                (duly authorized officer)

Date:  August 14, 1995                 By: /s/ Debbie Elliott
       ---------------                     ----------------------------
                                                Debbie Elliott
                                                Controller
                                                (principal accounting officer)