Form 10-Q
period 1995-09-30
RESPONSE ONCOLOGY INC
filed 1995-11-14
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
(X)     Quarterly report pursuant to Section 13 or 15(d) of the
---
        Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995 or

( )     Transition report pursuant to Section 13 or 15(d) of the
---
        Securities Exchange Act of 1934

         For the transition period from            to
                                        ----------    ----------

Commission file number    0-15416
                       --------------



                            RESPONSE ONCOLOGY, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


Response Technologies, Inc.
---------------------------
(Former Name if Applicable)


    Tennessee                                               62-1212264
-----------------                                       ------------------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)


1775 Moriah Woods Blvd., Memphis, TN                        38117
------------------------------------                    -------------
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

                     Yes     X      No
                         ---------     ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value, approximately 6,986,923 shares as of November 7, 1995.

This filing consists of 11 sequentially numbered pages.

                                  INDEX


                                                                                        Page
                                                                                        ----
PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets,
               September 30, 1995 and December 31, 1994                                   3

               Condensed Consolidated Statements
               of Operations for the Three Months Ended
               September 30, 1995 and 1994                                                4

               Condensed Consolidated Statements
               of Operations for the Nine Months Ended
               September 30, 1995 and 1994                                                5

               Condensed Consolidated Statements of
               Cash Flows for the Nine Months Ended
               September 30, 1995 and 1994                                                6

               Notes to Condensed Consolidated
               Financial Statements                                                       7


Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                                              8


PART II.       OTHER INFORMATION

Item 2.        Change in Securities                                                      10

Item 6.        Exhibits and Reports on Form 8-K                                          10


Signatures                                                                               11

PART I. - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
               RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES                               September 30,         December 31,
               CONDENSED CONSOLIDATED BALANCE SHEETS                                      1995                   1994
                                                                                      -------------         ------------
ASSETS                                                                                 (Unaudited)              (Note)
CURRENT ASSETS
   Cash and cash equivalents                                                           $ 3,271,075           $ 2,922,266
   Short-term investments                                                                  350,000               100,000
   Accounts receivable, less allowances for doubtful accounts
     of $2,253,886 and $3,934,794                                                       14,634,358            12,399,569
   Supplies                                                                              1,047,202               941,481
   Prepaid Expenses                                                                        417,916               324,637
   Other current assets                                                                    541,014                97,878
                                                                                       ------------          -----------
      TOTAL CURRENT ASSETS                                                              20,261,565            16,785,831

PROPERTY AND EQUIPMENT--at cost, less allowances for
   depreciation and amortization of $5,782,730 and $4,651,829                            3,988,250             4,020,799
OTHER ASSETS
   Deferred charges, less allowances for amortization of $98,957 and $253,621              176,918               152,520
   Other assets                                                                            142,869                77,565
                                                                                       ------------          -----------
                                                                                           319,787               230,085
                                                                                       ------------          -----------
      TOTAL ASSETS                                                                     $24,569,602           $21,036,715
                                                                                       ============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                     $4,613,774            $3,249,147
   Accrued expenses and other liabilities                                                1,139,233             1,023,163
   Notes payable                                                                                 0                71,558
   Capital lease obligations                                                                74,569               157,030
                                                                                       ------------          -----------
      TOTAL CURRENT LIABILITIES                                                          5,827,576             4,500,898

CAPITAL LEASE OBLIGATIONS                                                                   18,812                28,878

STOCKHOLDERS' EQUITY
   Series A Convertible Preferred Stock, $1.00 par value, authorized 3,000,000 shares; issued and outstanding 27,833 and 28,333 shares respectively;
     liquidating preference $11.00 per share                                                27,833                28,333
   Common Stock, $.01 par value, authorized 30,000,000 shares; issued and
     outstanding 6,985,923 and 6,964,431 shares, respectively                               69,859                69,644
   Paid-in capital                                                                      59,090,897            59,036,487
   Retained earnings (deficit)                                                         (40,465,375)          (42,627,525)
                                                                                       ------------          -----------
                                                                                        18,723,214            16,506,939
                                                                                       ------------          -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $24,569,602           $21,036,715
                                                                                       ============          ===========



Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. See accompanying notes.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                         Three Months Ended
                                                                             September 30, 1995      September 30, 1994
                                                                             ------------------      ------------------
NET REVENUE                                                                       $11,221,751            $10,837,746

OTHER INCOME--principally interest                                                     97,510                 40,640
                                                                                  -----------            -----------

                                                                                   11,319,261             10,878,386
COSTS AND EXPENSES
   Operating                                                                        8,327,012              8,746,915
   General and administrative                                                       1,442,268              1,056,193
   Depreciation and amortization                                                      387,530                524,579
   Interest                                                                             4,734                 18,649
   Provision for doubtful accounts                                                    552,914                624,505
   Loss on disposal                                                                         0                 45,966
                                                                                  -----------            -----------
                                                                                   10,714,458             11,016,807
                                                                                  -----------            -----------

NET EARNINGS (LOSS)                                                                  $604,803              ($138,421)
                                                                                  -----------            -----------

EARNINGS (LOSS) PER COMMON SHARE                                                        $0.08                 ($0.02)
                                                                                  -----------            -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                            7,618,730              6,964,020
                                                                                  -----------            -----------

Note: The weighted average number of common shares and earnings (loss) per common share results reflect a one-for-five reverse stock split.


See accompanying notes.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                      Nine Months Ended
                                                                              September 30, 1995      September 30, 1994
                                                                              ------------------      ------------------
NET REVENUE                                                                       $33,795,022             $28,629,547

OTHER INCOME--principally interest                                                    207,899                 142,944
                                                                                  -----------             -----------

                                                                                   34,002,921              28,772,491
COSTS AND EXPENSES
   Operating                                                                       24,811,188              23,554,327
   General and administrative                                                       4,061,001               3,222,406
   Depreciation and amortization                                                    1,261,833               1,612,280
   Interest                                                                            15,640                 115,203
   Provision for doubtful accounts                                                  1,691,109               1,879,116
   Loss on disposal                                                                         0                  45,966
                                                                                  -----------             -----------
                                                                                   31,840,771              30,429,298
                                                                                  -----------             -----------

NET EARNINGS (LOSS)                                                                $2,162,150             ($1,656,807)
                                                                                  -----------             -----------

EARNINGS (LOSS) PER COMMON SHARE                                                        $0.28                  ($0.24)
                                                                                  -----------             -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                            7,588,791               6,949,459
                                                                                  -----------             -----------


Note: The weighted average number of common shares and earnings (loss) per common share results reflect a one-for-five reverse stock split.


See accompanying notes.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                          Nine Months Ended
                                                                               September 30, 1995     September 30, 1994
                                                                               ------------------     ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $1,735,563             $1,440,077

INVESTING ACTIVITIES
   Purchase of property and equipment                                              (1,043,315)              (323,204)
   Purchase of short-term investments                                                (250,000)                     0
                                                                                   ----------             ----------
       NET CASH USED IN INVESTING ACTIVITIES                                       (1,293,315)              (323,204)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options and warrants                                54,125                 73,938
   Principal payments on capital leases                                              (147,564)              (291,573)
   Net payments on line of credit                                                           0             (2,420,670)
                                                                                   ----------             ----------

       NET CASH USED IN FINANCING ACTIVITIES                                          (93,439)            (2,638,305)
                                                                                   ----------             ----------

       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               348,809             (1,521,432)

   Cash and cash equivalents at beginning of period                                 2,922,266              3,100,631
                                                                                   ----------             ----------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $3,271,075             $1,579,199
                                                                                   ----------             ----------

Supplemental cash flow information:
   Cash paid during the period for interest was $15,640




See accompanying notes.

Response Oncology, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 1995
(Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

The Company, formerly known as Response Technologies, Inc., changed its name to Response Oncology, Inc. effective November 2, 1995.

Net Earnings (Loss) Per Common Share: Net earnings per common share for the quarter and nine months ended September 30, 1995 have been computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the year. For the quarter and nine months ended September 30, 1994, loss per common share has been computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period as common stock equivalents were antidilutive. The weighted average number of common shares and earnings (loss) per common share results reflect a one-for-five reverse stock split.

Note 2 - Parent Company

Response Oncology, Inc. is a subsidiary of Seafield Capital Corporation.

On February 10, 1995, Seafield announced its retention of Alex. Brown and Sons, Incorporated as financial advisor to evaluate and recommend steps to enhance the value of Seafield to its shareholders. Any transaction pursued by Seafield will be likely to result in a significant change in the Company's ownership.

Note 3 - Line of Credit

The Company has a $2,500,000 revolving bank line of credit, secured by eligible accounts receivable, bearing interest at the bank's prime rate plus one percent, or 9.75% at September 30, 1995. The line, which expires April 1, 1996, is expected to be renewed for additional one year terms. There were no borrowings outstanding under the line as of September 30, 1995.

Note 4 - Commitments and Contingencies

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1996, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $50,000,000 umbrella policy with respect to potential general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of September 30, 1995, the Company was not aware of any pending professional or general liability claims.

Note 5 - Common Stock

On November 2, 1995, the Company effected a one-for-five reverse split of its Common Stock. Information related to issued and outstanding shares and per share results of operations in the financial statements has been adjusted for the effect of the reverse stock split.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is a leading provider of advanced cancer treatments and related services, principally on an out-patient basis, through treatment centers owned or managed by the Company. The centers, known as IMPACT(R) (IMPlementing Advanced Cancer Treatments) Centers, are staffed by experienced oncology nurses, pharmacists, laboratory technologists, and other support personnel to deliver out-patient services under the direction of private practicing oncologists. The primary treatments provided by the Centers involve high-dose chemotherapy coupled with support of the patient's immune system through the use of autologous peripheral blood stem cell reinfusion. The Centers also provide home pharmacy and out-patient infusional services for its patients.

Beginning in 1994, the Company began expanding its network of centers to include hospital-affiliated centers. These centers entail either a management agreement ("managed centers") or a jointly owned entity ("jointly owned centers"). For managed centers, the Company provides technical and administrative services, including treatment protocols and data management, employee training and reimbursement support. Patient care and laboratory services are provided and billed to third parties by the host hospital, with a management fee paid to the Company.

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

The Company plans to expand its operations to include the acquisition and management of oncology physician practices as discussed more fully hereinafter.

As of September 30, 1995, the Company had twenty-seven IMPACT Centers, seven managed centers, and five jointly owned centers located in twenty-one states. The five jointly owned centers were not operational as of September 30, 1995. The Company anticipates continued nationwide expansion over the next few years, primarily through the establishment of jointly owned centers.

Results of Operations

The Company recorded net earnings of $605,000 and $2,162,000 for the quarter and nine months ended September 30, 1995 compared to net losses of ($138,000) and ($1,657,000) for the same periods last year.

Net revenue for the quarter ended September 30, 1995 of $11,222,000 increased $384,000 or 4% when compared to the quarter ended September 30, 1994. Net revenue for the nine months ended September 30, 1995 of $33,795,000 increased $5,165,000 or 18% compared to the nine months ended September 30, 1994. The increase is primarily attributable to increased patient referrals. Net revenue for the quarter and nine months ended September 30, 1995 also included approximately $180,850 and $577,500 respectively, related to the Company's efforts to conduct pharmaceutical contract research in parallel with its clinical trials data management activities.

Operating expenses for the quarter ended September 30, 1995 decreased $420,000 or 5% when compared to the quarter ended September 30, 1994. Operating expenses for the nine months ended September 30, 1995 increased $1,257,000 or 5% when compared to the nine months ended September 30, 1994. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, rent expense and other operational expenses. Operating expenses display a high degree of variability in proportion to patient services revenue. Operating expenses as a percentage of net revenue were 74% and 81% for the quarters and 73% and 82% for the nine month periods ended September 30, 1995 and September 30, 1994, respectively. This decrease is primarily attributable to operating efficiencies at higher levels of center activity and certain fixed operating expenses being spread over a larger revenue base.

General and administrative costs for the quarter ended September 30, 1995 increased $386,000 or 37% when compared to the quarter ended September 30, 1994. These expenses increased $839,000 or 26% for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. The increase is primarily attributable to increases in administrative payroll and related costs. General and administrative costs as a percentage of net revenue were 13% and 10% for the quarters and 12% and 11% for the nine months ended September 30, 1995 and 1994, respectively.

Depreciation and amortization expense for the quarter ended September 30, 1995 decreased $137,000 or 26% when compared to the quarter ended September 30, 1994. The expense decreased $350,000 or 22% between the nine months ended September 30, 1994 and 1995. The decrease is primarily attributable to the startup costs of many Centers being fully amortized after a two-year operational period.

The provision for doubtful accounts decreased $72,000 or 11% and $188,000 or 10% between the quarters and nine months ended September 30, 1995 and 1994, respectively. The provision as a percentage of net revenue was 5% for the quarter and nine months ended September 30, 1995 and 6% and 7% for the quarter and nine months ended September 30, 1994. The decrease is attributable to a higher proportion of contracted patient accounts, improved collections performance and an increase in revenues from physician sales, hospital management fees, and contract research for which collection is more certain.

Tax net operating loss carryforwards were utilized to fully offset current year taxable income.

Liquidity and Capital Resources

As of September 30, 1995, the Company's working capital was $14,434,000, with current assets of $20,262,000 and current liabilities of $5,828,000. Cash and cash equivalents and short-term investments represent $3,621,000 of the Company's current assets.

The Company has a $2,500,000 revolving bank line of credit, secured by eligible accounts receivable bearing interest at the bank's prime rate plus one percent, or 9.75% at September 30, 1995. The line, which expires April 1, 1996, is expected to be renewed for additional one year terms. There were no borrowings outstanding under the line at September 30, 1995.

Management believes that the Company's cash and capital resources, together with available credit facilities, will be sufficient to finance current operations and anticipated expansion of the Company's network of IMPACT Centers.

Subsequent to September 30, 1995, the Company engaged Smith Barney, Inc. to assist in the development of a physician practice acquisition and management strategy, including the development of financing alternatives for such contemplated acquisitions. The Company has entered into a letter of intent to purchase and manage the assets of a leading oncology-hematology practice, and expects that further acquisitions will be forthcoming. However, there are no assurances that the Company will successfully consummate the acquisition of this or any additional practices. The Company is currently evaluating means of optimally financing these acquisitions, and it is contemplated that such acquisitions will be financed through combinations of cash, debt, and equity. Accordingly, the Company will evaluate possible offerings of its Common Stock in public or private markets as means of raising additional equity capital.


No material commitments for capital expenditures existed as of September 30, 1995.

New Accounting Standards

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" is required to be implemented for the year ending December 31, 1996. The adoption of this statement is not expected to have any significant impact on the Company's financial position or results of operations.


No other recently issued accounting standards presently exist which will require adoption in the future periods by the Company.


PART II. - OTHER INFORMATION

Item 2.          Changes in Securities

                 On November 1, 1995, an amendment to the Company's charter was approved at a Special Meeting of Shareholders decreasing the number of authorized shares from 60,000,000 shares, $.002 par value, to 30,000,000 shares, $.01 par value, with a corresponding reclassification to which each issued and outstanding share will be reclassified, converted and changed into one-fifth (1/5) of an issued and outstanding share. The amendment became effective November 2, 1995. The number of shares of Common Stock outstanding prior to the one-for-five reverse split was 34,934,615.

Item 4.          Submission of Matters to a Vote of Security Holders

                 A Special Meeting of Shareholders of the Company was held November 1, 1995 for the purpose of approving an amendment to the Company's charter (i) decreasing the number of shares of Common Stock that the Company is authorized to issue from 60,000,000 shares, par value $.002 per share, to 30,000,000 shares, par value $.01 per share, with a corresponding reclassification of the Company's Common Stock pursuant to which each share of issued and outstanding Common Stock of the Company held by each holder thereof will be reclassified, converted and changed into one-fifth (1/5) of an issued and outstanding share of Common Stock, with each fractional share resulting from such conversion being redeemed by the Company for cash; and (ii) changing the name of the Company to "Response Oncology, Inc." Holders of 34,927,615 shares were eligible to vote and 23,687,506 shares were represented at the meeting. The amendment was approved by 100% of the voting securities present.


Item 6.          Exhibits and Reports on Form 8-K

                 a.  Exhibits

                 Exhibit 27 --- Financial Data Schedule for SEC use only.

                 b.  Reports on Form 8-K

                 None

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereafter duly authorized.




                                         Response Oncology, Inc.





Date:  November 13, 1995                 By: /s/ Daryl Johnson
       -----------------                     -----------------------------
                                                Daryl Johnson
                                                Chief Financial Officer
                                                (duly authorized officer)

Date:  November 13, 1995                 By: /s/ Debbie Elliott
       -----------------                     -------------------------------
                                                Debbie Elliott
                                                Controller
                                                (principal accounting officer)