Form 10-K
period 1995-12-31
RESPONSE ONCOLOGY INC
filed 1996-04-01
CIK 763098

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

   X     Annual Report Pursuant to Section 13 or 15(d) of the Securities
 ----- Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1995.

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934 [No Fee Required]
         For the Transition Period
                                  -----------------
                     Commission file number
                                           --------

                            RESPONSE ONCOLOGY, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Tennessee                             62-1212264
   ------------------------             ------------------------
   (State of incorporation)             (I.R.S. Employer ID No.)

  1775 Moriah Woods Blvd., Memphis, TN             38117
- ----------------------------------------        ------------
(Address of principal executive offices)         (Zip Code)


      Registrant's telephone number, including area code: (901) 761-7000.

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                     on which registered
- -------------------                                    ---------------------

Common Stock, par value $.01 per share . . . . . . . .  NASDAQ National Market

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                           ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any Amendment to this form
10-K _____

As of February 15, 1996, 7,371,589 shares of Common Stock of Response Oncology, Inc. were outstanding and the aggregate market value of such Common Stock held by nonaffiliates was $40,074,876 based on the closing sale price of $16.1875 as of that date.

Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 16, 1996 are incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1996. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report under cover of a Form 8. The exhibits for this Form 10-K are listed on Page 14.

                                     PART I

ITEM 1. BUSINESS


The Company

The Company is a comprehensive cancer management company. The Company provides advanced cancer treatment services under the direction of over 300 independent oncologists; manages the practices of oncologists with whom the Company has affiliated; and conducts clinical cancer research on behalf of pharmaceutical manufacturers.

CANCER TREATMENT SERVICES The Company provides advanced cancer treatments and related services, principally on an outpatient basis, through its IMPACT(R) (IMPlementing Advanced Cancer Treatments) Centers. Each IMPACT(R) Center provides its Medical Directors/Cancer Specialists with a fully integrated delivery system for implementation of advanced cancer protocols. As of February 15, 1996, the Company owned or operated in joint ventures with hospitals 43 IMPACT(R) Centers in 21 states, providing advanced treatment capabilities and facilities to over 300 medical oncologists. Commencing in 1995, the Company shifted its emphasis from wholly owned IMPACT(R) Centers typically located away from hospitals in close proximity to suburban oncology practices to joint ventures with hospitals which provide the physical facilities wherein the IMPACT(R) Center is operated.

Each IMPACT(R) Center is staffed by experienced oncology nurses, pharmacists, laboratory technologists, and other support personnel to deliver outpatient services under the direction of private practicing oncologists. IMPACT(R) Center services include preparation and collection of stem cells, administration of high- dose chemotherapy, reinfusion of stem cells and delivery of broad- based supportive care. IMPACT(R) Center personnel extend the support mechanism into the patient's home, further reducing the dependence on hospitalization. The advantages of this system to the physician and patient include (i) convenience of the local treatment facility; (ii) specialized on-site laboratory and pharmacy services, including home pharmacy support;
(iii) access to the Company's clinical trials program to provide ongoing evaluation of current cancer treatment; (iv) specially trained medical and technical staff; (v) patient education and support materials through computer, video and staff consultation; and (vi) reimbursement assistance.

ONCOLOGY PRACTICE MANAGEMENT SERVICES The Company announced during the year ended December 31, 1995, its plans to engage in physician practice management within the specialty of medical oncology and hematology.

On January 2, 1996, the Company acquired the assets of, and entered into a long-term management services agreement with Oncology Hematology Group of South Florida, P.A. (the "Group"). The Group, consisting of nine physicians, is located on the campus of Baptist Hospital in Miami, Florida. Under the management services agreement, the Company receives a management fee to manage the non-medical aspects of the practice and to coordinate practice enhancement opportunities with the physicians. Improvements are expected through a professional focus on management and managed care relationships, economies of scale, and the addition of new services. The Group is the Company's first physician group under such a practice management relationship.

As of February 15, 1996, the Company had announced the receipt of two additional non-binding letters of intent for physician practice management relationships, and that it was in early negotiations with several additional groups.

In late 1995, the Company contracted with an independent physician association of oncologists in Palm Beach, Broward, Dade and Monroe Counties in South Florida for the purpose of marketing the services of such oncologists to managed care organizations.

CANCER RESEARCH SERVICES The Company also utilizes its database to provide various types of data to pharmaceutical companies regarding the use of their products. The IMPACT(R) Center network and the Company's database make the Company ideally suited to this process. The Company is currently participating in several projects with pharmaceutical manufacturers to furnish data in connection with FDA applications for post-FDA approval marketing studies. Revenue from these contracts helps to underwrite the Company's clinical trials expenses. Such relationships with pharmaceutical companies may allow the Company earlier access to drugs and therapies.

Competition

As a result of growing interest among oncologists and the more widely recognized efficacy of high-dose chemotherapy treatments, the competitive environment in the field is starting to heighten. Most community hospitals with a commitment to cancer treatment are evaluating their need to provide high dose treatments, and other entities are competing with the Company in providing high-dose services similar to those offered by the Company.

Such competition has long been contemplated by the Company, and is indicative of the evolution of this field. While the Company believes that the demand for high dose chemotherapy services is sufficiently large to support several significant providers of these services, it is subject to increasing competitive risks from these entities.

In addition, the Company is aware of at least two competitors specializing in the management of oncology practices, and several health care companies with established operating histories and significantly greater resources than the Company are also providing at least some management services to oncologists. There are certain other companies, including hospitals, large group practices, and outpatient care centers, that are expanding their presence in the oncology market and may have access to greater resources than the Company. Furthermore, organizations specializing in home and ambulatory infusion care, radiation therapy, and group practice management compete in the oncology market.

The Company's revenue depends on the continued success of its affiliated physician groups. These physician groups face competition from several sources, including sole practitioners, single and multi-specialty groups, hospitals and managed care organizations.

Government Regulation

The Company's services are subject to federal and state licensing requirements in each of the states in which it operates. In order to maintain such licensure, the Company must comply with applicable regulations and is subject to periodic compliance inspections by health care regulators. The Company is, to the best of management's knowledge, in compliance with applicable state and federal licensing requirements.

The law regulating healthcare providers varies among states. Accordingly, the Company approaches its network expansion on a state by state basis in order to determine whether the institution and operation is feasible under the laws of the target state. Healthcare regulation is a rapidly evolving area of law. There can be no assurance that the Company's ability to open or operate its treatment facilities will not be adversely affected by changes in applicable federal or state law (such as certificate of need laws) or by administrative interpretation of existing law.

Some protocols which the Company may desire to implement may be subject to regulatory approval by the Food and Drug Administration ("FDA") due to the drugs or combination of drugs used in the protocols. In most instances, such approval will be sought by manufacturers of the drugs; however, the Company may occasionally participate in such an approval process.

The majority of patients referred to the Centers are covered by a third party insurer. The Company receives very little of its revenue from Medicare since patients eligible for Medicare generally are not medically eligible by virtue of their age for high-dose treatment protocols.

The Company believes that its method of compensating its Medical Directors complies with the federal Medicare anti-kickback law and the Stark self-referral law and similar state regulations. Such regulations at the federal level prohibit any form of compensation to physicians intended to induce the referral of Medicare or

Medicaid patients and the referral of such patients to an entity for designated health services in which the physician has a financial relationship. Certain states have enacted broader regulations precluding such referrals with respect to non-Medicare and Medicaid payers. The Company believes that it has structured its compensation arrangements with its Medical Directors pursuant to federal "safe harbor" regulations, and in compliance with applicable state regulations. However there can be no assurance that future government regulations will not impact the Company's compensation arrangements with its Medical Directors. The Company would attempt to restructure its Medical Director payments in a manner which complies with any future regulation.

Business History and Past Operations

The Company was incorporated on June 26, 1984 under the laws of the State of Tennessee. The name was changed to Response Oncology, Inc. effective November 2, 1995.

In fiscal 1989, after suffering losses since incorporation of over $30 million, the Company adopted a plan of restructuring and reorganization of its business operations away from patient-funded research activities to the development and operation of outpatient cancer Centers specializing in technology advanced cancer treatment programs for oncologists.

Liability Exposure

Like all companies operating in the healthcare industry, the Company faces an inherent risk of exposure to liability claims. While the Company has taken what it believes to be appropriate precautions, there can be no assurance that it will avoid significant liability exposure. The Company has obtained liability insurance, but there can be no assurance that it will be able to continue to obtain coverage at affordable rates or that such coverage will be adequate in the event of a successful liability claim. Since inception, the Company has not incurred any professional or general liability claims or losses, and as of December 31, 1995, the Company was not aware of any pending claims.

Employees

As of February 15, 1996 the Company employed approximately 340 persons, approximately 309 of whom were full-time employees. The employees are not covered by any collective bargaining agreements. The Company believes that its labor relations are good.

ITEM 2. PROPERTIES

As of February 15, 1996 the Company leased 26,000 square feet of space at 1775 Moriah Woods Boulevard in Memphis, Tennessee, where the Company's headquarters are located. The lease expires in

1998. The Company also leases all facilities housing the Company's IMPACT(R) Centers, as well as the facilities of the Miami Practice.

Management believes that the Company's properties are well maintained and suitable for its business operations. The Company may lease additional space in connection with the development of future treatment facilities.


ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings.

ITEM 4. MATTERS SUBMITTED TO STOCKHOLDERS' VOTE

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


                                    PART II

ITEM 5. MARKET INFORMATION AND RELATED STOCKHOLDER MATTERS


The Company's common stock is quoted on The NASDAQ Stock Market's National Market System under the symbol "ROIX". Prior to October 26, 1995, the common stock was listed on the American Stock Exchange under the symbol "RTK". As of February 15, 1996 the Company's common stock was held by approximately 648 shareholders of record.

The Company has not paid any cash dividends on the common stock since its inception. The Board of Directors does not intend to pay cash dividends on the common stock in the foreseeable future, but intends to retain all earnings, if any, for use in the Company's business.

The following tables set forth, for the periods indicated, the high and low sale prices for the Company's common stock. All prices are adjusted to give effect to a reverse stock split effected by the Company on November 2, 1995.


   Year Ended December 31, 1994
                                              High             Low
         First Quarter                      14 3/8            8 1/8
         Second Quarter                     15 5/8            8 3/4
         Third Quarter                      16 1/4           11 1/4
         Fourth Quarter                     13 3/4            8 1/8

         Year Ended December 31, 1995
                                              High             Low

         First Quarter                      12 1/2            8 1/2
         Second Quarter                     13 3/4            9 1/16
         Third Quarter                      21 1/4            7 1/2
         Fourth Quarter                     20               15


ITEM 6.  SELECTED FINANCIAL DATA


                                                                Year Ended December 31                  Eight Months Ended
                                               --------------------------------------------------------    December 31
                                                   1995           1994            1993           1992         1991 (2)
                                               -------------------------------------------------------- ------------------
     Net revenue and other income              $44,579,809    $38,470,852     $37,884,573   $28,042,748     $ 8,920,716

     Net earnings (loss)                         2,314,358     (2,346,487)        699,533       590,801        (369,311)

     Net earnings (loss) to common               2,310,533     (2,349,311)        696,611       584,464        (581,573)
       shareholders

     Total assets                               24,765,271     21,036,715      25,877,066    17,099,507      10,274,464

     Long-term debt and lease obligations           15,492         28,878         184,631       319,695         260,753

     Earnings (loss) per common share (1)             $.32          $(.34)           $.10          $.09           $(.15)

Notes:
(1) On November 2, 1995, the Company effected a one-for-five reverse split of its common stock. Earnings (loss) per common share computations have been restated to retroactively reflect the reverse split.
(2) In 1991, the Company changed its fiscal year from April 30 to December 31, resulting in an eight month period ended December 31, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company is an integrated cancer management company that offers patients a complete network of cancer care resources from the time of initial diagnosis. The Company positioned itself as a beneficiary of healthcare reform by (i) emphasizing cost-effective cancer treatments, primarily through the use of outpatient facilities and incorporation of the most recent technological advancements, and (ii) being a national healthcare provider focused on uniform delivery of complex cancer technologies in the management of potentially curable cancers. The Company's commitment to its clinical trials program provides a mechanism to monitor treatment outcomes, improve future treatment regimens, and provide a means of objectively selecting patients most likely to benefit from such treatments. Finally, the Company's expanding national network of Centers facilitates relationships with the insurance industry to manage these intensive and complex therapies in a cost-effective manner.

At December 31, 1995, the Company's network consisted of 27 wholly owned IMPACT(R) Centers. While fully staffed and equipped IMPACT(R) Centers are appropriate for many medical centers, other communities have hospitals with existing capacity in their outpatient cancer treatment centers, providing an alternative to a stand-alone IMPACT(R) Center. By joining the hospital's staff and facilities with the Company's protocols, databasing, and expertise, the Company and such hospitals are able to jointly market and provide high-dose therapies. At December 31, 1995, there were 14 such hospital-affiliate programs. For hospital- affiliated Centers, the Company offers two types of business structures. The first structure entails a management relationship with the hospital whereby a management fee is paid to the Company. The second structure entails a joint ownership with the hospital of a newly created entity, whereby profits from the entity accrue to the Company and the hospital. The Company anticipates that additional hospital-affiliate Centers will become operational in 1996.

RESULTS OF OPERATIONS

1995 Compared to 1994

The Company recorded net earnings of $2,314,000 compared to a loss of $2,346,000 for the year ended December 31, 1994. The significant improvement in operations in 1995 compared to 1994 is attributable to increased revenues from the increased referrals of high-dose chemotherapy patients, including the establishment of additional IMPACT(R) Centers, principally in joint venture with hospitals, and the further development of physician investigator studies for the pharmaceutical industry.

Net revenue increased $6,046,000, or 16%, from 1994 to 1995. In addition to an approximate $2 million increase in net revenues from services to patients to $33.6 million in 1995, sales of pharmaceuticals to physicians increased by $3.3 million to $9.8 million, and revenues from physician investigator studies in 1995, the first year of significant revenues generated from this source, amounted to $665,000.

Operating expenses increased $1,134,000, or 4%, from 1994 to 1995. Operating expenses consist primarily of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense, and other operational costs. These expenses are expected to display a high degree of variability in proportion to Center revenues. Operating expenses as a percentage of net revenue were 74% and 83% for the years ended 1995 and 1994, respectively. This decrease is primarily attributable to operating efficiencies at higher levels of Center activity and certain fixed operating expenses being spread over a larger revenue base.

Lab and pharmacy expense, which represents the largest component of operating expenses, increased $1,662,000, or 10%, from 1994 to 1995. The increase is primarily due to an increase in patient referrals and pharmaceutical supply expense related to sales to physicians. A reduction in medical director fees and other operating expenses of $528,000 was realized during 1995.

General and administrative costs increased $1,226,000, or 29%, from 1994 to 1995. Salaries and benefits, which represent the largest component of general and administrative expenses, were $3,285,000 in 1995 and $2,213,000 in 1994. The increase is primarily due to management incentive compensation relative to significant improvement in operations and general increases in salaries and benefits. General and administrative costs as a percentage of net revenue were 12% and 11% in 1995 and 1994, respectively.

Depreciation expense decreased $140,000 from 1994 to 1995. The decrease is primarily attributable to many prior capital expenditures becoming fully depreciated. Amortization expense decreased $249,000 from 1994 to 1995 due to the startup costs of many Centers being fully amortized after a two-year operational period.

The provision for doubtful accounts decreased $422,000 from 1994 to 1995. The provision as a percentage of net revenue was 5% and 7% for 1995 and 1994, respectively. The decrease is attributable to a higher proportion of contracted patient accounts, improved collections performance and an increase in revenues from physician sales, hospital management fees, and contract research for which collection is more certain. The Company's collection experience in 1995 and 1994 may not be indicative of future periods.

Tax net operating loss carryforwards were utilized to fully offset 1995 taxable income.

As of December 31, 1995, the Company had available net operating loss carryforwards totaling approximately $7 million of which approximately $5.5 million are subject to certain annual limitations due to a change in ownership for tax purposes in 1990. The use of net operating loss carryforwards is also dependent upon future taxable income. See Note E to the consolidated financial statements.

1994 Compared to 1993

The Company reported a net loss of $2,346,000 in 1994 compared to net earnings of $700,000 in 1993.

Several specific factors contributed to the loss in 1994. The Company treated fewer candidates with metastatic breast cancer, many of whose clinical profiles indicated that they were not likely to sufficiently benefit from high-dose treatment. Metastatic breast cancer patients have historically comprised a significant portion of the Company's patient base. The Company believes that the use of its data to redirect poor risk patients from high-dose treatments is unprecedented in the field and will lead to more favorable relationships with third party payors.

One of the Company's most active Centers experienced a temporary downturn in utilization during the first half of the year. Such undulations in activity among cancer practices are not uncommon, and operations of the affected Center returned to normal levels during the latter part of the year.

The Company also experienced losses from special situations at several Centers which are not expected to recur. The IMPACT(R) Center in Dayton, Ohio, ceased operations due to an unfavorable Certificate of Need ruling by the state. The Dayton Center had a net loss from operations of approximately $280,000 during 1994. The IMPACT(R) Center of Atlanta, Georgia, was converted to a hospital-managed Center during 1994. The operating loss from this Center was approximately $126,000 in 1994. The Company also realized a loss of $168,000 during the development stage of a Center in Seattle, Washington, which did not open. The loss primarily related to payroll costs for a nurse coordinator and an operating lease for space. Newer Centers yielded total losses of $91,000 in 1994.

Net revenue increased $555,000, or 1%, from 1993 to 1994. Patient referrals in 1994 failed to increase in line with the Company's Center capacity due to the Company's decision to discontinue treatment for certain metastatic breast cancer patients, resulting in a marginal increase in revenue.

Operating expenses increased $2,015,000, or 7%, from 1993 to 1994. Operating expenses as a percentage of net revenue were 83% and 79% for the years ended 1994 and 1993, respectively. The increase in 1994 is primarily attributable to increases in pharmaceutical sales to physicians. The Company provides a wholesaler service to physicians; therefore, revenue from these sales has a lower margin than IMPACT(R) Center revenue. Physician sales were $6,479,000 in 1994 and $4,311,000 in 1993.

Lab and pharmacy expense, which represents the largest component of operating expenses, increased $1,821,000, or 12%, from 1993 to 1994. The increase is primarily due to pharmaceutical supply expense related to sales to physicians. In addition, increases in salaries and benefits from the hiring of Center coordinators at hospital-affiliate programs and other operational personnel also contributed to the increase in operating expenses in 1994.

General and administrative costs increased $1,395,000, or 48%, from 1993 to 1994. Salaries and benefits, which represent the largest component of general and administrative expenses, were $2,213,000 in 1994 and $1,553,000 in 1993. General and administrative costs as a percentage of net revenue were 11% and 8% in 1994 and 1993, respectively. The increase in 1994 is due to greater investments in the corporate infrastructure, primarily medical and scientific management, during a period of minimal revenue growth.

Depreciation expense increased $371,000 from 1993 to 1994. The increase is primarily attributable to capital expenditures related to the establishment of new Centers. Amortization expense decreased $163,000 from 1993 to 1994 due to the startup costs of many Centers being fully amortized after a two-year operational period.

The provision for doubtful accounts increased $58,000 from 1993 to 1994. The provision as a percentage of net revenue was 7% for both periods. Significant bad debt recoveries were experienced during 1993. The Company's collection experience in 1994 and 1993 may not be indicative of future periods.

The Company's wholly owned subsidiary, Response Tech Healthcare Corporation, was an equal partner with Advanced Oncology Services ("AOS"), a wholly owned subsidiary of another publicly traded company, Cancer Treatment Holdings, Inc. ("CTHI"), in IMPACT(R) Healthcare Services ("IHS" or the "Hollywood Center"). During the year ended December 31, 1993, the Company learned that CTHI and AOS had taken certain actions with respect to the operations of the partnership which, in the Company's belief, materially affected the profitability and ongoing operations of the partnership. The Company filed suit against CTHI and AOS with a binding settlement agreement reached during the year ended December 31, 1994 between the Company and CTHI and AOS. CTHI has relinquished its interest in the Hollywood Center to the Company. The Company's ownership of all of the assets and assumption of the operations of the Center became effective January 8, 1994, resulting in a gain on net assets of approximately $54,000.

A loss of $71,000 was recorded for the Company's interest in the partnership's loss for the twelve months ended December 31, 1993. Beginning in 1994, the results of operations of the Hollywood Center were reported consistently with the other Centers, rather than by the equity method.

Because the Company had operating losses for both tax and financial reporting purposes, no provision for income taxes for 1994 was recognized. Tax net operating loss carryforwards were utilized to fully offset 1993 taxable income.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company's working capital was $15,753,000 with current assets of $20,637,000 and current liabilities of $4,884,000. Cash and cash equivalents and short- term investments represented $4,556,000 of the Company's current assets.

At December 31, 1995, the Company had a $2.5 million revolving bank line of credit secured by eligible accounts receivable, bearing interest at the bank's prime rate plus one percent, or 9.5% at December 31, 1995. The available credit under the line was increased March 1, 1996 to $5 million subject to renewal on April 1, 1996. Primarily as a result of positive cash flow from operating activities, the Company had no borrowings under its line of credit as of December 31, 1995. The maximum outstanding during the year was $827,534 at a rate of 10%.

Capital expenditures of $1,330,000 for the year ended December 31, 1995 were primarily associated with the expansion of the Company's network of IMPACT(R) and hospital-based Centers. The capital expenditures were funded with cash from operations. No material commitments for capital expenditures currently exist.

The Company is committed to future minimum lease payments under operating leases of $5.1 million for administrative and operational facilities.

The Company announced during the year ended December 31, 1995, its plans to engage in physician practice management within the specialty of medical oncology and hematology.

On January 2, 1996, the Company acquired the assets of, and entered into a long-term management services agreement with Oncology Hematology Group of South Florida, P.A. (the "Group"). The total consideration was approximately $12.1 million, approximately $5.3 million of which was paid in cash, approximately $6.0 million paid in the form of the Registrant's long-term unsecured interest-bearing amortizing promissory note and the balance being paid over 16 calendar quarters at the rate of $50,000 per quarter. The Group, consisting of nine physicians, is located on the campus of Baptist Hospital in Miami, Florida.

Under the management services agreement, the Company receives a management fee to manage the non-medical aspects of the practice and to coordinate practice enhancement opportunities with the physicians. Improvements are expected through a professional focus on management and managed care relationships, economies of scale, and the addition of new services. The Group is the Company's first physician group under such a practice management relationship.

As of February 15, 1996, the Company had announced the receipt of two additional non-binding letters of intent for physician practice management relationships, and that it was in early negotiations with several additional groups.

The Company is currently evaluating means of optimally financing the anticipated acquisitions, and it is contemplated that such acquisitions will be financed through combinations of debt and equity.

NEW ACCOUNTING STANDARDS

In March and October, 1995, the Financial Accounting Standards Board issued Statements No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and No. 123, "Accounting for Stock-Based Compensation." Both Statements are effective in 1996, and neither is currently expected to have a significant effect on the financial statements of the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is submitted in a separate section of this report (see pages 18 through 37).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the sections entitled "Executive Officers" and "Nominees for Election as Directors" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 16, 1996.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 16, 1996.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners, Directors and Management" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 16, 1996.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 16, 1996.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

(A)(1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report.

(A)(3)           LISTING OF EXHIBITS

   2(a)          Stock Purchase Agreement between the Registrant and
                 stockholders of Oncology Hematology Group of South Florida
                 (filed as Exhibit 10(m) to Registrant's Form 8-K/A filed
                 January 17, 1996 (File No. 0-15416) and incorporated herein by reference)
   3(a)          Charter (1)
   3(b)          Bylaws (2)
   4             Trust Indenture, Deed of Trust and Security Agreement dated
                 April 3, 1990 (3)
   10(a)*        Registrant's 1985 Stock Option Plan, as amended** (4)
   10(b)         Standard Commercial Sales Contract, dated May 24, 1990, among
                 Equisouth, Inc., The Gradd Company and the Registrant (3)
   10(c)         Deed of Trust Note dated June 12, 1990 due from Equisouth,
                 Inc. regarding purchase money mortgage in Sale Contract listed in 10(b) above (5)
   10(d)         Partnership Agreement of Impact Healthcare Services, a Florida
                 general partnership, dated December 13, 1989, between Advance
                 Oncology Consultants, Inc. and Response Tech Healthcare
                 Corporation, a wholly-owned
                 subsidiary of the Registrant, as amended by an Addendum dated
                 February 15, 1990 (3)
   10(e)         Partnership Agreement and Agreement Among Friends Health
                 Services, a Florida general partnership, dated January 1990, among Advanced Oncology Services, Inc., Friends Health
                 Services, Inc. and Response Tech Healthcare Corporation, a
                 wholly-owned Subsidiary of the Registrant (3)
   10(f)         Contract for Sale of Real Estate dated August 8, 1990, to
                 Bruce Callahan d.b.a. Landmark Distributors for real estate located at 316 Eddy Lane, Franklin, Tennessee (5)
   10(g)         Agreement for sale of assets of the Registrant's Newport
                 Beach, California satellite laboratory to Hoag Memorial
                 Hospital/Presbyterian, dated September 14, 1990 (5)
   10(h)         Securities Purchase Agreement dated September 26, 1990 between the Registrant and Investor (5)
   10(i)         Amendment to Securities Purchase Agreement dated July 25, 1991
                 (reference 10(h) above) (5)
   10(j)*        Registrant's 1990 Non-Qualified Stock Option Plan, as
                 amended** (6)
   10(k)*        Employment agreement between the Registrant and William H.
                 West, M.D. dated January 1, 1992**
   10(l)*        Employment agreement between the Registrant and Joseph T.
                 Clark dated July 1, 1995**
   10(l)*        Employment agreement between the Registrant and Daryl P.
                 Johnson dated January 1, 1992**
   10(m)         Stock Purchase Agreement between the Registrant and
                 stockholders of Oncology Hematology Group of South Florida
                 (filed as Exhibit 10(m) to Registrant's Form 8-K/A filed
                 January 17, 1996 (File No. 0-15416) and incorporated herein by reference)
   10(n)         Service Agreement between the Registrant and stockholders of
                 Oncology Hematology Group of South Florida (filed as Exhibit
                 10(n) to Registrant's Form 8-K/A filed January 17, 1996 (File
                 No. 0-15416) and incorporated herein by reference)
   10(o)*        Amendment to 1990 Registrant's Non-Qualified Stock Option Plan
                 adopted April 20, 1995
   10(p)*        Employment agreement between the Registrant and Charles H.
                 Weaver, M.D. dated July 1, 1995**
   11            Statement RE:  Computation of Per Share Earnings (Loss)
   13            Annual Report to Shareholders for year ended December 31, 1995
                 -- to be filed
   23            Consent of Independent Auditors
   27            Financial Data Schedule -- as filed electronically by the
                 Registrant (for SEC use only)
   99(a)         Definitive Proxy Statement
                 for Annual Meeting of Shareholders to be held May 16, 1996
                 -- to be filed

* These documents may be obtained by stockholders of Registrant upon written request to: Response Oncology, Inc., 1775 Moriah Woods Blvd., Memphis, Tennessee 38117
**       Management Compensatory Plan
- ---------------------

         (1) Incorporated by reference to the Registrant's 1989 10-K, dated July 31, 1989
         (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933 (file No. 33-5016) effective April 21, 1986
         (3) Incorporated by reference in the initial filing of the Registrants' 1990 10-K, dated July 18, 1990, filed July 20, 1990 and amended on September 19, 1990
         (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-21333) effective April 26, 1988
         (5) Incorporated by reference to the Registrant's 1991 10-K, dated July 26, 1991
         (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933
                 (File No. 33-45616) effective February 11, 1992

(B)      Reports on Form 8-K filed in the fourth quarter of 1995:

         Form 8-K dated October 25, 1995
         Item 5.  Other Events
         Press release announcing reverse stock split; move to NASDAQ National Market; name change; engagement of Smith Barney; and plans to acquire physician practices.

(C) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(D) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        RESPONSE ONCOLOGY, INC.

                                        By: /s/Joseph T. Clark
                                            --------------------------
                                            Joseph T. Clark, President,
                                            Chief Executive Officer, and
                                            Director

                                        Date: March 29, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:  /s/ Frank M. Bumstead                 By: /s/ P. Anthony Jacobs
   -------------------------------             ------------------------------
     Frank M. Bumstead                         P. Anthony Jacobs
     Vice-Chairman of the Board                Director

Date: March 29, 1996                       Date: March 29, 1996


By: /s/Joseph T. Clark                     By: /s/Daryl P. Johnson
   -------------------------------            -------------------------------
    Joseph T. Clark                            Daryl P. Johnson
    President, Chief Executive                 Vice President, Secretary
    Officer, and Director                      and Chief Financial Officer

Date: March 29, 1996                       Date: March 29, 1996

By: /s/Debbie K. Elliott                   By: /s/James R. Seward
   -------------------------------            -------------------------------
    Debbie Elliott                            James R. Seward
    Controller and Principal                  Director
    Accounting Officer
                                           Date: March 29, 1996
Date: March 29, 1996
                                           By: /s/William H. West, M.D.
                                              -------------------------------
                                               William H. West, M.D.
                                               Chairman of the Board

                                           Date: March 29, 1996

FORM 10-K -- ITEM 14 (a)(1) and (2)
RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
INDEX OF FINANCIAL STATEMENTS



                 The following consolidated financial statements of Response Oncology, Inc. and subsidiaries are included in Item 8.


                                                                                   Page
                                                                                   ----
         Consolidated Balance Sheets as of December 31, 1995 and 1994               20

         Consolidated Statements of Operations for the years ended
         December 31, 1995, 1994 and 1993                                           22

         Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 1995, 1994 and 1993                                     23

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1995, 1994 and 1993                                           24

         Notes to Consolidated Financial Statements                                 25

                 The following consolidated financial statement schedule of Response Oncology, Inc. and subsidiaries is included in Item 14(d):

                 Schedule II  Valuation and Qualifying Accounts



                 All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are not applicable, and therefore have been omitted.

                          Independent Auditors' Report


The Board of Directors
Response Oncology, Inc.

We have audited the accompanying consolidated balance sheets of Response Oncology, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. Our audits also included a financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Oncology, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                           KPMG PEAT MARWICK LLP

Memphis, Tennessee
January 23, 1996

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                  December 31
                                                                        -----------------------------
                                                                            1995             1994
                                                                        ----------       ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                            $ 4,204,558      $ 2,922,266
   Short-term investments                                                   361,718          100,000
   Accounts receivable, less allowances for doubtful accounts
         of $2,079,788 and $3,934,794                                    13,934,810       12,399,569
   Supplies                                                               1,119,671          941,481
   Prepaid expenses                                                         550,287          324,637
   Other current assets                                                     465,738           97,878
                                                                        -----------      -----------

                                           TOTAL CURRENT ASSETS          20,636,782       16,785,831

PROPERTY AND EQUIPMENT--at cost, less accumulated
   depreciation and amortization                                          3,822,425        4,020,799

OTHER ASSETS
   Deferred charges, less accumulated amortization                          186,528          152,520
   Other assets                                                             119,536           77,565
                                                                        -----------      -----------

                                                                            306,064          230,085
                                                                        -----------      -----------
                                           TOTAL ASSETS                 $24,765,271      $21,036,715
                                                                        ===========      ===========





See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                              December 31
                                                                                     ----------------------------
                                                                                         1995            1994
                                                                                     ----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  $ 3,690,937     $ 3,249,147
   Accrued expenses                                                                    1,134,688       1,023,163
   Notes payable                                                                             ---          71,558
   Capital lease obligations                                                              58,501         157,030
                                                                                     -----------      ----------
                         TOTAL CURRENT LIABILITIES                                     4,884,126       4,500,898

CAPITAL LEASE OBLIGATIONS                                                                 15,492          28,878
MINORITY INTEREST                                                                         23,056             ---

STOCKHOLDERS' EQUITY
   Series A Convertible Preferred Stock, $1.00 par value, authorized
         3,000,000 shares; issued and outstanding 27,833 and 28,333 shares at
         December 31, 1995 and 1994, respectively                                         27,833          28,333
   Common Stock, $.01 par value, authorized 30,000,000 shares; issued and outstanding 7,371,589 shares and 6,964,431 shares at December 31,
         1995 and 1994, respectively                                                      73,716          69,644
   Paid-in capital                                                                    60,054,215      59,036,487
   Accumulated deficit                                                               (40,313,167)    (42,627,525)
                                                                                     -----------     -----------
                                                                                      19,842,597      16,506,939
                                                                                     -----------     -----------
                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $24,765,271     $21,036,715
                                                                                     ===========     ===========





See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Years Ended December 31
                                                                          -----------------------------------------
                                                                              1995           1994           1993
                                                                          -----------    -----------    -----------
Net revenue                                                               $44,297,798    $38,251,304    $37,696,594

Other income--principally interest                                            282,011        219,548        187,979
                                                                          -----------    -----------    -----------
                                                                           44,579,809     38,470,852     37,884,573
Costs and expenses:
   Operating                                                               32,892,728     31,758,314     29,743,675
   General and administrative                                               5,512,306      4,285,810      2,891,150
   Depreciation and amortization                                            1,736,055      2,124,877      1,916,543
   Interest                                                                    16,860        120,653         92,476
   Provision for doubtful accounts                                          2,105,696      2,527,685      2,469,968
                                                                          -----------    -----------    -----------
                                                                           42,263,645     40,817,339     37,113,812
                                                                          -----------    -----------    -----------
             EARNINGS (LOSS) BEFORE MINORITY INTEREST AND EQUITY
                  IN EARNINGS (LOSS) OF UNCONSOLIDATED AFFILIATE            2,316,164     (2,346,487)       770,761
Minority owners' share of net earnings                                         (1,806)           ---            ---
Equity in loss of unconsolidated affiliate                                        ---            ---        (71,228)
                                                                          -----------    -----------    -----------
                                             NET EARNINGS (LOSS)            2,314,358     (2,346,487)       699,533
Common Stock Dividend to Preferred Stockholders                                (3,825)        (2,824)        (2,922)
                                                                          -----------    -----------    -----------
                      NET EARNINGS (LOSS) TO COMMON STOCKHOLDERS          $ 2,310,533    $(2,349,311)   $   696,611
                                                                          ===========    ===========    ===========
                                EARNINGS (LOSS) PER COMMON SHARE          $       .32    $     (0.34)   $      0.10
                                                                          ===========    ===========    ===========
                               Weighted average number of shares            7,171,274      6,953,157      7,176,880
                                                                          ===========    ===========    ===========





See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                           Series A Convertible
                                              Preferred Stock             Common Stock
                                         ------------------------   --------------------------
                                                      Par Value                     Par Value
                                                      $(1.00 Per                    $(.01 Per
                                          Shares        Share)         Shares         Share)
                                         -------      -----------   -----------    -----------
Balances at December 31, 1992            35,468         $35,468      32,410,076       $64,820
  Net earnings
  Exercise of common stock
   warrants and options                                                 130,000           260
  Exercise of common stock rights,
    net of offering expenses paid                                     2,117,887         4,236
  Conversion of preferred stock          (5,900)         (5,900)          5,407            11
  Dividend on preferred stock                                             1,612             3

                                         ------          ------      ----------        ------
Balances at December 31, 1993            29,568          29,568      34,664,982        69,330
  Net loss
  Exercise of common stock
    warrants and options                                                154,500           309
  Conversion of preferred stock          (1,235)         (1,235)          1,130             2
  Dividend on preferred stock                                             1,545             3

                                         ------         -------      ---------        -------
Balances at December 31, 1994            28,333         $28,333      34,822,157       $69,644
  Net earnings
  Exercise of common stock
    warrants and options                                                497,000         4,068
  Conversion of preferred stock            (500)           (500)            458             1
  Dividend on preferred stock                                               306             3
  One-for-five reverse split                                        (27,948,332)
                                         ------         -------       ---------       -------
Balances at December 31, 1995            27,833         $27,833       7,371,589       $73,716
                                         ======         =======      ==========       =======


                                                                               Total
                                            Paid-In        Accumulated      Stockholders'
                                            Capital          Deficit           Equity
                                          -----------      ------------     -----------
Balances at December 31, 1992             $53,132,253      $(40,980,571)    $12,251,970
  Net earnings                                                  699,533         699,533
  Exercise of common stock
   warrants and options                        62,240                            62,500
  Exercise of common stock rights,
    net of offering expenses paid           5,761,250                         5,765,486
  Conversion of preferred stock                 5,889                                 0
  Dividend on preferred stock                      (3)                                0
                                          -----------      ------------     -----------
Balances at December 31, 1993              58,961,629       (40,281,038)     18,779,489
  Net loss                                                   (2,346,487)     (2,346,487)
  Exercise of common stock
    warrants and options                       73,628                            73,937
  Conversion of preferred stock                 1,233                                 0
  Dividend on preferred stock                      (3)                                0
                                          -----------      ------------     -----------
Balances at December 31, 1994             $59,036,487      $(42,627,525)    $16,506,939
  Net earnings                                                2,314,358       2,314,358
  Exercise of common stock
    warrants and options                    1,017,232                         1,021,300
  Conversion of preferred stock                   499                                 0
  Dividend on preferred stock                      (3)                                0
  One-for-five reverse split                                                          0
                                          -----------      ------------     -----------
Balances at December 31, 1995             $60,054,215      $(40,313,167)    $19,842,597
                                          ===========      ============     ===========



See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31
                                                                                 ---------------------------------
                                                                                 1995           1994           1993
                                                                          ------------- --------------  --------------
OPERATING ACTIVITIES
  Net earnings (loss)                                                         $2,314,358    $(2,346,487)     $   699,533
  Adjustments to reconcile net earnings (loss) from operations:
          Depreciation and amortization of property and equipment              1,583,901      1,719,693        1,348,446
          Amortization of deferred charges and other assets                      152,154        405,184          568,097
          Loss on disposal of equipment                                              ---         51,000
          Provision for losses on accounts receivable                          2,105,696      2,527,685        2,469,968
          Equity in loss of unconsolidated affiliate                                 ---            ---           71,228
          Minority owners' share of net income                                     1,806            ---             ---
          Changes in assets and liabilities:
            Accounts receivable                                               (3,640,937)       160,879       (9,982,300)
            Supplies, prepaid expenses, and other current assets                (771,700)       624,343         (795,559)
            Deferred charges and other assets                                   (206,883)       (79,306)        (388,029)
            Accounts payable and accrued expenses                                553,315         20,862          943,146
                                                                              ----------    -----------  --------------

             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               2,091,710      3,083,853       (5,065,470)
INVESTING ACTIVITIES
   Purchase of equipment                                                      (1,330,490)      (585,637)      (1,113,577)
   Proceeds from sale of equipment                                               ---             23,541
   Hollywood Center net assets assumed in excess
         of investment basis                                                     ---            (53,396)          ---
   Distributions from unconsolidated affiliate                                   ---            ---              189,000
   Sale (Purchase) of short-term investments                                    (261,718)       ---              564,043
                                                                              ----------    -----------  --------------
                           NET CASH USED IN INVESTING ACTIVITIES              (1,592,208)      (615,492)        (360,534)
FINANCING ACTIVITIES
   Proceeds from rights offering, net of expenses paid                           ---            ---            5,765,486
   Proceeds from exercise of stock options and warrants                        1,021,300         73,937           62,500
   Net (payments on) proceeds from notes payable                                 (71,558)        59,420          (17,097)
   Net proceeds from (repayment of) line of credit                               ---         (2,419,507)       1,449,486
   Principal payments on capital lease obligations                              (166,952)     (360,576)         (495,736)
                                                                              ----------    ----------  ---------------

             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 782,790     (2,646,726)       6,764,639
                                                                              ----------    -----------  ---------------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,282,292       (178,365)       1,338,635
   Cash and cash equivalents at beginning of period                            2,922,266       3,100,631       1,761,996
                                                                               ---------       ---------       ---------

                      CASH AND CASH EQUIVALENTS AT END OF PERIOD              $4,204,558     $ 2,922,266     $ 3,100,631
                                                                              ==========     ===========     ===========


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Response Oncology is a comprehensive cancer management company which owns and/or operates a network of outpatient treatment centers or IMPACT Centers, which provide stem cell supported high- dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists; owns the assets of and manages oncology practices; and conducts clinical cancer research on behalf of pharmaceutical manufacturers.

The Company, formerly known as Response Technologies, Inc., changed its name to Response Oncology, Inc. effective November 2, 1995.

The Company is a subsidiary of Seafield Capital Corporation ("Seafield"). On February 10, 1995, Seafield announced its retention of a financial advisor to evaluate and recommend steps to enhance the value of Seafield to its shareholders. Any transaction pursued by Seafield will be likely to result in a significant change in the Company's ownership.

Principles of Consolidation and Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned or controlled joint ventures. An investment in an affiliated company in which the Company did not have a controlling interest was accounted for by the equity method prior to January 8, 1994 (see Note J--Investment in Affiliate). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents: All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Short-Term Investments: Short-term investments consist of certificates of deposit maturing in less than one year. These investments are carried at cost which approximates market.

Supplies: Supplies are recorded at lower of cost (first-in, first-out) or market.

Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are provided by the straight- line method over the estimated useful lives which range from three to ten years.

Deferred Charges: Deferred charges consist primarily of startup costs representing direct and incremental expenses incurred prior to the operational date of a new IMPACT Center which are capitalized and amortized from the operational date over a period of two years.

Startup costs of $92,826, $70,546, and $273,405 were incurred for the years ended December 31, 1995, 1994, and 1993, respectively. Accumulated amortization of deferred charges was $65,807 and $253,621 at December 31, 1995 and 1994, respectively.

Net Revenue: Net revenues primarily consist of charges for patient services rendered at IMPACT(R) Centers based on established billing rates less allowances and discounts for patients covered by contractual programs. Payments received under these programs, which are generally based on predetermined rates, are generally less than the established billing rates and the differences are recorded as contractual allowances or policy discounts. Net patient service revenue is net of contractual adjustments and policy discounts of $4,224,008, $3,893,813, and $3,331,765 for the years ended
December 31, 1995, 1994, and 1993, respectively.

Also included in net revenue are sales of pharmaceuticals to physicians of $9,806,000, $6,479,000, and $4,311,000 for the years ended December 31, 1995,
1994, and 1993, respectively. In addition, net revenue for the year ended December 31, 1995 includes $665,000 from clinical research activities.

Income Taxes: Under FASB Statement No. 109, "Accounting for Income Taxes", the liability method is used whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Earnings (Loss) Per Common Share: Net earnings (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period, plus (in periods in which they have a dilutive effect) common stock equivalents, primarily stock options and warrants. Fully diluted earnings per share are not disclosed as the effect of assuming the conversion of the preferred stock is clearly immaterial. All share and per share amounts have been restated to reflect a one-for-five reverse split effected November 2, 1995.

Fair Value of Financial Instruments: The carrying amounts of all asset and liability financial instruments approximate their estimated fair values at December 31, 1995. Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards: In March and October, 1995, the Financial Accounting Standards Board issued Statements No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," and No. 123, "Accounting for Stock-Based Compensation." Both Statements are effective in 1996, and neither is currently expected to have a significant effect on the financial statements of the Company.


NOTE B-- PROPERTY AND EQUIPMENT

Balances of major classes of property and equipment are as follows:

                                               December 31
                                        ----------------------
                                            1995        1994
Lab and pharmacy equipment              $4,213,633  $3,486,203
Furniture and office equipment           2,903,692   2,574,752
Equipment under capital leases           1,558,064   1,502,079
Leasehold improvements                   1,382,766   1,109,594
                                        ----------  ----------

                                        10,058,155   8,672,628
Less allowances for depreciation
  and amortization                      (6,235,730) (4,651,829)
                                        ----------  ----------
                                        $3,822,425  $4,020,799
                                        ==========  ==========


Purchases of equipment reflected in the "Consolidated Statements of Cash Flows" of $1,330,000, $586,000, and $1,114,000 for the years ended December 31, 1995,
1994, and 1993, respectively, do not include purchases included in accounts payable of $24,000, $0, and $32,000 for the respective periods or property acquired under capital lease transactions of $55,000, $0, and $338,000, respectively.


NOTE C--DEBT

The Company had a $2.5 million revolving bank line of credit, secured by eligible accounts receivable, bearing interest at the bank's prime rate plus one percent, or 9.5%, at December 31, 1995. The available credit under the line was increased to $5 million on March 1, 1996. The line, which expires April 1, 1996, is expected to be renewed for additional one year terms. There were no borrowings outstanding under the line of credit at December 31, 1995 and 1994.

Total interest paid by the Company for all debt obligations, including interest associated with capital lease obligations, was $16,860, $130,253, and $82,875 during the years ended December 31, 1995, 1994, and 1993, respectively.


NOTE D--LEASES

The Company leases certain office facilities and equipment under lease agreements with original terms ranging from one to ten years that generally provide for one or more renewal options.

Interest has been imputed on capital leases at rates of 6% to 12%. Accumulated amortization of assets recorded under capital leases totaled $1,000,565 and $741,805 at December 31, 1995 and 1994, respectively. Amortization of leased assets is included in depreciation and amortization expense.

Total rental expense under operating leases amounted to $1,799,657, $1,791,391, and $1,362,161 for the years ended December 31, 1995, 1994, and 1993, respectively. The Company is generally obligated to the lessors for its proportionate share of operating expenses of the leased premises. At December 31, 1995, future minimum lease payments under capital and operating leases with initial terms of one year or more are as follows:

                                                Capital      Operating
                                                 Leases       Leases
                                                --------   ----------
         Fiscal year ended December 31:
           1996                                  $63,878   $1,367,412
           1997                                   13,279    1,000,743
           1998                                    2,589      636,454
           1999                                      ---      522,915
           2000                                      ---      492,867
         Thereafter                                  ---    1,092,158
                                                 -------   ----------

                       Total minimum payments     79,746   $5,112,549
         Less imputed interest                     5,753   ==========
                                                 -------

 Present value of minimum rental payments        $73,993
 Less current installments under capital
         lease obligations                        58,501
                                                 -------
 Obligations under capital leases
         excluding current installments          $15,492
                                                 ========


NOTE E -- INCOME TAXES

The actual tax expense for the years ended December 31, 1995, 1994 and 1993, respectively, differs from the expected tax expense for those years (computed by applying the federal corporate tax rate of 34% to earnings before minority interest and equity in earnings of unconsolidated affiliate) as follows:

                                 1995         1994        1993
                               --------     ---------    --------

Computed expected tax
  expense (benefit)             787,000     (798,000)     262,000
Non-deductible expenses          13,000       10,000        3,000
Utilization of net operating
  loss carryforwards           (800,000)         ---     (265,000)
Loss for which no benefit
  was provided                      ---      788,000          ---
                               --------     --------     --------
Actual income tax expense      $      0     $      0     $      0
                               ========     ========     ========

The approximate tax effects of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

                                                    December 31
                                                 1995          1994
                                              -----------   -----------
Deferred tax assets:
         Net operating loss carryforwards     $ 2,366,000   $ 2,955,000
         Reserve for bad debts                    409,000       713,000
         Excess book depreciation/amortization    547,000       423,000
         Excess book expense accruals             152,000        92,000
         Other                                     41,000         8,000
                                              -----------   -----------

Total deferred assets                           3,515,000     4,191,000
Valuation allowance                            (3,515,000)   (4,191,000)
                                              -----------   -----------

Net deferred tax assets                       $         0    $        0
                                              ===========    ==========


The amount of income that the Company may offset in future years by the net operating loss carryforwards incurred prior to an ownership change in 1990 will be limited, by the application of the Internal Revenue Code Section 382, to approximately $475,000 annually through the year 2005. The unused portion of the net operating losses may be carried forward and realized in future years subject to this limitation. The net operating loss carryforwards incurred subsequent to the October 31, 1990 ownership change are available to fully offset future earnings of the Company and expire in the years 2005 through 2009.

As of December 31, 1995, the Company had available net operating loss carryforwards totaling approximately $7 million of which approximately $5.5 million are subject to certain annual limitations due to a change in ownership for tax purposes in 1990. The use of net operating loss carryforwards is also dependent upon future taxable income.

NOTE F-- COMMON STOCK, CONVERTIBLE PREFERRED STOCK, WARRANTS, AND OPTIONS

Common Stock: On November 1, 1995, an amendment to the Company's charter was approved at a special meeting of shareholders decreasing the number of authorized shares from 60,000,000 shares, $.002 par value, to 30,000,000 shares, $.01 par value, with a corresponding reclassification to which each issued and outstanding share was reclassified, converted, and changed into one-fifth (1/5) of an issued and outstanding share. The amendment became effective November 2, 1995. The one-for-five reverse split resulted in the reduction of 27,948,332 outstanding shares of common stock. Accordingly, all references in the financial statements to weighted average shares outstanding, per share amounts and stock option plan data have been restated to reflect the reverse split.

The Company has reserved 1,012,743 shares of its common stock for issuance upon the exercise of options or the conversion of Convertible Preferred Stock.

On June 21, 1993, the Company issued 2,117,887 shares of common stock pursuant to a rights offering to its shareholders of record on March 12, 1993. Each shareholder as of that date was issued a nontransferable right to purchase one share of common stock for every ten shares owned. The purchase price was $2.75 per right, which was equal to 90% of the average closing price of the common stock for the ten trading days immediately prior to the record date. Seafield exercised 1,873,500 rights, its proportionate share. In addition, officers and directors of the Company exercised approximately 108,000 rights. Proceeds to the Company, net of offering expenses of $66,000, amounted to $5,758,000.

Additionally, 497,000, 154,500, and 130,000 shares of common stock were issued pursuant to the exercise of warrants and employee stock options during the years ended December 31, 1995, 1994, and 1993, respectively. Proceeds to the Company amounted to $1,021,300, $73,937, and $62,500 for the respective periods.

At December 31, 1995, Seafield's ownership interest in the Company was approximately 56%.

Convertible Preferred Stock: The shares of Series A Convertible Preferred Stock have the following rights and restrictions: (a) a preference in the event of liquidation equal to $11.00 per share; (b) the right to convert into the number of shares of common stock equal to the stated value of shares surrendered $(11.00) divided by the conversion price of $60.00 -- subject to certain adjustments; (c) the right to receive dividends in the form of common stock at the rate of .011 share of common stock per annum per share payable annually each year commencing January 15, 1988; (d) the shares are redeemable at the Company's option at $11.00 per share; and (e) holders of the preferred stock will not be entitled to vote. The conversion price and common stock dividend rate have been adjusted for the effect of the one-for-five reverse split.

During the years ended December 31, 1995, 1994, and 1993, 500, 1,235, and 5,900 shares of Series A Convertible Preferred Stock were converted into 458, 1,130, and 5,407 shares of common stock, respectively. As of December 31, 1995, 27,833 Convertible Preferred Stock shares remain outstanding.

In December 1995, September 1994, and October 1993, the Board of Directors approved a common stock dividend of 306, 1,545, and 1,612 shares to the holders of the Series A Convertible Preferred Stock of record as of December 15, 1995, 1994, and 1993 that was paid January 1996, 1995, and 1994, respectively. The market value of the common stock distributed was approximately $3,000 at each period. The dividends have been reflected in the "Statement of Operations" and the weighted average number of common shares in the determination of net earnings (loss) to common stockholders and the earnings (loss) per common share calculations. The par value of the common stock distributed was charged to paid-in capital.

Options: The 1985 Stock Option Plan (the "1985 Plan"), as amended in fiscal year 1988, allows for granting of incentive stock options, nonqualified stock options, and stock appreciation rights of up to 122,000 shares of common stock to eligible officers and key employees of the Company at an exercise price of not less than the fair market value of the common stock on the date of grant for an incentive stock option and not less than 85% of the fair market value of the common stock on the date of grant for a nonqualified stock option. The 1985 Plan expired during the current year; no additional shares are available for grant.

A summary of transactions under the 1985 Plan is as follows:

                                          Number of      Option Price
                                          Shares          Per Share
                                         ---------- ------------------
   Outstanding at December 31, 1992
         and December 31, 1993             65,160   $1.875  - $23.75
         Granted                           14,600              11.875
         Exercised                          3,900    1.875  -  11.875
         Expired or cancelled                 500              11.875

   Outstanding at December 31, 1994        75,360
         Exercised                            560    1.875  -  11.875
         Expired or cancelled                 600              11.875

   Outstanding at December 31, 1995        74,200   $1.875  - $23.75


At December 31, 1995, 65,820 shares were exercisable under the plan.

The 1990 Nonqualified Stock Option Plan (the "1990 Plan"), as amended in 1995, allows for the granting of nonqualified stock options, up to 1,125,000 options, to eligible officers, directors, key employees, and consultants of the Company at an exercise price of not less than the market price of the common stock on the date of grant.

A summary of transactions under the 1990 Plan is as follows:

                                          Number of     Option Price
                                           Shares         Per Share
                                         ---------- ----------------
   Outstanding at December 31, 1992      255,700    $1.5625 - $23.75
         Granted                         335,800    10.00   -  18.125
         Exercised                         2,000                2.50
         Expired or cancelled            157,950    10.625  -  23.75
                                         -------
   Outstanding at December 31, 1993      431,550     1.5625 -  23.75
         Granted                         132,500     9.6875 -  13.4375
         Exercised                         4,000               2.50
         Expired or cancelled                500               23.75
                                         -------
   Outstanding at December 31, 1994      559,550
         Granted                         400,900     8.4375 - 16.875
         Exercised                        12,800     1.5625 - 10.00
         Expired or cancelled             14,210    10.00   - 13.75
                                         -------
   Outstanding at December 31, 1995      933,440    $1.5625 - $16.875
                                         =======


At December 31, 1995, 396,210 shares were exercisable and 172,000 shares were available for future grant under the plan.


NOTE G--BENEFIT PLAN

The Company established a 401(k) Profit Sharing Plan (the "Plan") which allows qualifying employees electing membership to defer a portion of their income on a pretax basis through contributions to the Plan. For each dollar of employee contributions, the Company makes a discretionary percentage matching contribution to the Plan. In addition, eligible employees share in any additional discretionary contributions which are based upon the profitability of the Company. All contributions made by the Company are determined by the Company's Board of Directors. For the Plan year ended December 31, 1995, the approved matching percentage is twenty-five percent (25%) up to a maximum of $1,000 per employee. The expense recognized for the years ended December 31, 1995, 1994, and 1993 for Company contributions to the Plan totaled $99,265, $75,572, and $40,885, respectively.

NOTE H--RELATED PARTY TRANSACTIONS

The West Clinic: The Company's IMPACT(R) Center in Memphis, Tennessee is located adjacent to The West Clinic, P.C., a private practicing oncology group, of which the Company's Chairman is a shareholder. Arrangements exist between the Company and the West Clinic for providing space and other support services to the Company. During the years ended December 31, 1995, 1994, and 1993, the Company expensed $59,000, $108,000, and $166,000, respectively, relating to these arrangements. In addition, during the years ended December 31, 1995, 1994, and 1993, the Company recognized net revenue of $3,032,000, $2,026,000, and $1,725,000, respectively, for sales of pharmaceuticals to The West Clinic and, at December 31, 1995 and 1994, had a related accounts receivable balance of $636,000 and $281,000. The pricing policy with respect to sales of pharmaceuticals to the West Clinic is consistent with sales to physicians at other Centers.

NOTE I--COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1996, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $50,000,000 umbrella policy with respect to potential general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of December 31, 1995 the Company was not aware of any pending professional or general liability claims.


NOTE J--INVESTMENT IN AFFILIATE

The Company's wholly owned subsidiary, Response Tech Healthcare Corporation, was an equal partner with Advanced Oncology Services ("AOS"), a wholly owned subsidiary of another publicly traded company, Cancer Treatment Holdings, Inc. ("CTHI"), in IMPACT(R) Healthcare Services ("IHS" or the "Hollywood Center"). During the year ended December 31, 1993, the Company learned that CTHI and AOS had taken certain actions with respect to the operations of the partnership which, in the Company's belief, materially affected the profitability and ongoing operations of the partnership. The Company filed suit against CTHI and AOS with a binding settlement agreement reached during the year ended December 31, 1994 between the Company and CTHI and AOS. CTHI has relinquished its interest in the Hollywood Center to the Company. The Company's ownership of all of the assets and assumption of the operations of the Center became effective January 8, 1994.

The Company received capital distributions of $189,000 for the year ended December 31, 1993.

Beginning in 1994, the financial position and results of operations of the Hollywood Center are consolidated with the Company.


NOTE K--SUBSEQUENT EVENT

On January 2, 1996, the Company acquired the assets of, and entered into a long-term management services agreement with Oncology Hematology Group of South Florida, P.A. (the "Group"). The total consideration was approximately $12.1 million, approximately $5.3 million of which was paid in cash, approximately $6.0 million paid in the form of the Registrant's long-term unsecured interest-bearing amortizing promissory note and the balance being paid over 16 calendar quarters at the rate of $50,000 per quarter. The Group, consisting of nine physicians, is located on the campus of Baptist Hospital in Miami, Florida. Under the management services agreement, the Company receives a management fee to manage the non-medical aspects of the practice and to coordinate practice enhancement opportunities with the physicians.
Improvements are expected through a professional focus on management and managed care relationships, economies of scale, and the addition of new services. The Group is the Company's first physician group under such a practice management relationship.

As of February 15, 1996, the Company had announced the receipt of two additional non-binding letters of intent for physician practice management relationships, and that it was in early negotiations with several additional groups.

                                        SCHEDULE II -- VALUATION AND QUALIFYING
                                              ACCOUNTS RESPONSE ONCOLOGY, INC.
                                              AND SUBSIDIARIES

 Col. A                                    Col. B                 Col. C                    Col. D           Col. E
                                                                 Additions
                                                       ------------------------------

                                         Balance at    Charged
                                          Beginning    to Costs    Charged to Other      Deductions--      Balance at
    Classification                        of Period  and Expenses  Accounts--Describe    Describe (1)    End of Period
- -------------------------                ----------  ------------  ------------------    ------------    -------------
  Year ended December 31, 1995:
     Deducted from asset accounts:
     Allowance for doubtful
      accounts--accounts receivable        $3,934,794   $2,105,696                          $3,960,702       $2,079,788
                                           ----------   ----------                          ----------       ----------

  Year ended December 31, 1994:
     Deducted from asset accounts:
      Allowance for doubtful
       accounts--accounts receivable       $3,799,610   $2,527,685                          $2,392,501       $3,934,794
                                           ----------   ----------                          ----------       ----------

  Year ended December 31, 1993:
     Deducted from asset accounts:
      Allowance for doubtful
       accounts--accounts receivable       $2,063,271   $2,469,968                          $  733,629       $3,799,610
                                           ----------   ----------                          ----------       ----------



  (1)  Accounts written off, net of recoveries.