Form 10-Q
period 1996-03-31
RESPONSE ONCOLOGY INC
filed 1996-05-15
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


     (Mark One)
     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1996 or

     (_) Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from            to
                                        ----------    ----------

     Commission file number       0-15416
                            ------------------



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

                             Yes     X      No
                                  -------       -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value 7,378,189 shares as of May 13, 1996.


This filing consists of 12 sequentially numbered pages.

                                     INDEX



                                                          Page
                                                          ----
PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets,
              March 31, 1996 and December 31, 1995          3

              Condensed Consolidated Statements
              of Operations for the Three Months Ended
              March 31, 1996 and 1995                       4

              Condensed Consolidated Statements of
              Cash Flows for the Three Months Ended
              March 31, 1996 and 1995                       5

              Notes to Condensed Consolidated
              Financial Statements -- March 31, 1996        6


Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                 8



PART II.      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K             11


Signatures                                                 12

ITEM 1.        FINANCIAL STATEMENTS

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS                                                    March 31,           December 31,
                                                                                           1996                 1995
ASSETS                                                                                 -----------           ------------
CURRENT ASSETS                                                                         (Unaudited)              (Note)
   Cash and cash equivalents                                                           $   483,191            $4,204,558
   Short-term investments                                                                  361,718               361,718
   Accounts receivable, less allowances for doubtful accounts
     of $1,899,384 and $2,079,788                                                       15,100,543            13,934,810
   Supplies                                                                              1,090,643             1,119,671
   Prepaid expenses                                                                        525,882               550,287
   Advances to affiliated physician group                                                3,112,552                   ---
   Other current assets                                                                  2,089,590               465,738
                                                                                       -----------           -----------
     TOTAL CURRENT ASSETS                                                               22,764,119            20,636,782

PROPERTY AND EQUIPMENT--at cost, less allowances for
   depreciation and amortization of $6,904,986 and $6,235,730                            3,695,637             3,822,425
OTHER ASSETS
   Deferred charges, less allowances for amortization of $94,222 and $65,807               325,733               186,528
   Intangible assets, less allowances for amortization of $66,550                       11,656,558                   ---
   Other assets                                                                            176,805               119,436
                                                                                       -----------           -----------
                                                                                        12,159,096               306,064
                                                                                       -----------           -----------
   TOTAL ASSETS                                                                        $38,618,852           $24,765,271
                                                                                       ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                    $ 5,696,496            $3,690,937
   Accrued expenses and other liabilities                                                1,891,482             1,134,688
   Notes payable                                                                         3,607,711                   ---
   Capital lease obligations                                                                57,622                58,501
   Current portion of long-term note and other liabilities                                 396,997                   ---
                                                                                       -----------           -----------
      TOTAL CURRENT LIABILITIES                                                         11,650,308             4,884,126

CAPITAL LEASE OBLIGATIONS                                                                      ---                15,492
LONG-TERM NOTE AND OTHER LIABILITIES                                                     6,265,369                   ---
MINORITY INTEREST                                                                          261,425                23,056

STOCKHOLDERS' EQUITY
   Series A Convertible Preferred Stock, $1.00 par value, authorized 3,000,000
     shares; issued and outstanding 27,833 at each period end                               27,833                27,833
   Common Stock, $.01 par value, authorized 30,000,000 shares; issued
     and outstanding 7,378,189 and 7,371,589 shares, respectively                           73,782                73,716
   Paid-in capital                                                                      60,137,024            60,054,215
   Retained earnings (deficit)                                                         (39,796,889)          (40,313,167)
                                                                                       -----------           -----------
                                                                                        20,441,750            19,842,597
                                                                                       -----------           -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $38,618,852           $24,765,271
                                                                                       ===========           ===========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
See accompanying notes.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                         Three Months Ended
                                                                                March 31, 1996         March 31, 1995
                                                                                --------------         --------------
NET REVENUE                                                                       $13,340,885            $11,200,653

OTHER INCOME--principally interest                                                     16,729                 50,714
                                                                                  -----------            -----------

                                                                                   13,357,614             11,251,367
COSTS AND EXPENSES
   Operating                                                                       10,344,781              8,218,471
   General and administrative                                                       1,266,840              1,244,190
   Depreciation and amortization                                                      570,965                411,544
   Interest                                                                           192,281                  3,850
   Provision for doubtful accounts                                                    372,100                545,103
                                                                                  -----------            -----------
                                                                                   12,746,967             10,423,158
                                                                                  -----------            -----------
EARNINGS BEFORE MINORITY INTEREST                                                 $   610,647            $   828,209

     Minority interest                                                                 94,369                    ---
                                                                                  -----------            -----------

NET EARNINGS                                                                      $   516,278            $   828,209
                                                                                  ===========            ===========

NET EARNINGS PER COMMON SHARE                                                     $      0.07            $      0.12
                                                                                  ===========            ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                                                                 7,669,105              6,966,762
                                                                                  ===========            ===========

See accompanying notes.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                          Three Months Ended
                                                                                 March 31, 1996         March 31, 1995
                                                                                 --------------         --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $ 1,656,596             $  669,802

INVESTING ACTIVITIES
   Purchases of equipment                                                            (218,095)              (308,628)
   Advances to affiliated physician group                                          (3,112,552)                   ---
   Acquisition of non-medical assets of affiliated physician group                 (5,343,750)                   ---
                                                                                  -----------             ----------

        NET CASH USED IN INVESTING ACTIVITIES                                      (8,674,397)              (308,628)

FINANCING ACTIVITIES
   Proceeds from the exercise of stock options                                         82,875                 21,875
   Net proceeds from line of credit                                                 3,528,345                    ---
   Principal payments on notes payable                                               (298,415)                   ---
   Principal payments on capital lease obligations                                    (16,371)               (61,030)
                                                                                  -----------             ----------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         3,296,434                (39,155)
                                                                                  -----------             ----------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (3,721,367)               322,019

   Cash and cash equivalents at beginning of period                                 4,204,558              2,922,266
                                                                                  -----------             ----------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   483,191             $3,244,285
                                                                                  ===========             ==========

Supplemental disclosures of cash flow information:

Cash paid for interest was $171,735 and $3,850 for the periods ended March 31, 1996 and 1995, respectively.

Non-Cash Investing and Financing Activities: During the quarter ended March 31, 1996, the Company acquired the assets of, and entered into a long-term management services agreement with Oncology Hematology Group of South Florida, P.A. (the "Group"). The total consideration was approximately $12.1 million, approximately $5.3 million of which was paid in cash, approximately $6.0 million was paid by delivery of the Company's long-term unsecured interest-bearing amortizing promissory note and the balance being paid over 16 calendar quarters at the rate of $50,000 per quarter.


See accompanying notes.

Response Oncology, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 1996
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 1995 amounts have been reclassified for comparative purposes with no effect on net earnings. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

NET REVENUE: The following table is a summary of net revenue by source for the respective periods ended March 31. Patient services revenue is recorded net of contractual allowances and discounts. Practice management service fees from the Company's first practice management affiliation are paid pursuant to a management services agreement with the affiliated practice and are comprised of the clinic expense portion (which is aggregate practice expenses prior to physician expenses) and a fixed portion.

                                              1996           1995
                                              ----           ----
Patient Services Revenue               $ 8,115,085    $ 8,564,501
Pharmaceutical Sales to Physicians       3,222,145      2,367,153
Practice Management Service Fees         1,630,155            ---
Physician Investigator Studies             373,500        268,999
                                       -----------    -----------
                                       $13,340,885    $11,200,653


AMORTIZATION Intangible assets consist of the costs of purchasing management services agreements with physician practices. These costs are amortized over the initial noncancelable 40-year terms of the related management services agreements. The agreements are noncancelable except for performance defaults. In the event a practice breaches the agreement, of if the Company terminates with cause, the practice is required to purchase all tangible assets at fair market value and pay substantial liquidating damages. The carrying value of the management services agreements is reviewed for impairment at the end of each reporting period.

NET EARNINGS PER COMMON SHARE: Net earnings per common share for the quarters ended March 31, 1996 and 1995 have been computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Shares issuable pursuant to the conversion of the long-term note delivered by the Company in its first practice management affiliation would have been antidilutive in the period ended March 31, 1996. The weighted average number of common shares and net earnings per share for the period ended March 31, 1995 have been restated to reflect a one-for-five reverse split effected November 1, 1995.

Note 2 - Parent Company

Response Oncology, Inc. is a subsidiary of Seafield Capital Corporation ("Seafield").

On February 10, 1995, Seafield announced its retention of a financial advisor to evaluate and recommend steps to enhance the value of Seafield to its shareholders. Any transaction pursued by Seafield will be likely to result in a significant change in the Company's ownership.

Note 3 - Acquisition

On January 2, 1996, the Company acquired certain assets of, and entered into a long-term management services agreement with Oncology Hematology Group of South Florida, P.A. (the "Group"). The total consideration was approximately $12.1 million, approximately $5.3 million of which was paid in cash, approximately $6.0 million was paid by delivery of the Company's long-term unsecured interest-bearing amortizing promissory note and the balance being paid over 16 calendar quarters at the rate of $50,000 per quarter. The Group, consisting of nine physicians, is located on the campus of Baptist Hospital in Miami, Florida. Under the management services agreement, the Company receives a management fee to manage the non-medical aspects of the practice and to coordinate practice enhancement opportunities with the physicians.

Note 4 - Advances to Affiliated Physician Groups

Pursuant to the management services agreement between the Company and the Group, the Company receives a management fee to manage the non-medical aspects of the Group's practice. The management fee earned during the quarter was included in Advances to Affiliated Physician Groups at March 31, 1996. In addition, the Company funded certain working capital needs of the Group which comprised the balance of the amount due from the Group at March 31, 1996. The Group repaid approximately $2,500,000 of the advances by May 1996.

Note 5 - Notes Payable

As of March 31, 1996, the Company had a $5,000,000 revolving bank line of credit, secured by eligible accounts receivable, bearing interest at the bank's prime rate plus one percent. Borrowings of $3,528,000 were outstanding under the line at March 31, 1996 at an interest rate of 9.25%. The current line expires June 1, 1996 and is subject to renewal at the bank's discretion.

Note 6 - Long-term Note and Other Liabilities

Long-term notes payable and other liabilities primarily consists of the Company's long-term unsecured amortizing promissory note bearing interest at 9% issued as partial consideration for the acquisition of certain assets of the Group. The quarterly payments of interest and principal under the long-term note may, at the election of the holders, be paid in shares of common stock of the Company based on a conversion price in excess of the market price at the closing date of the acquisition, or $17.50. The unpaid principal amount of the long-term note was $5,912,366 at March 31, 1996. The remaining balance is attributable to other acquisition related liabilities.

Note 7 - Commitments and Contingencies

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1996, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $50,000,000 umbrella policy with respect to potential general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of March 31,

1996, the Company was not aware of any material pending professional or general liability claims.

Note 8 - Subsequent Events

Subsequent to March 31, 1996, the Company announced the completion of its second practice management affiliation with Knoxville Hematology Oncology Associates, a medical oncology and hematology practice in Knoxville, Tennessee. In addition, two non-binding letters of intent for practice management affiliations have been signed.

The Company also announced subsequent to March 31, 1996 that it had procured a $10 million loan from Seafield to be used to finance the practice management affiliation with Knoxville Hematology Oncology Associates. The loan has a maturity date of December 31, 1996, bears interest at the rate of prime plus 1%, is unsecured and, after August 1, 1996, is convertible at the option of Seafield into shares of Response common stock at a conversion price equal to the market price of the common stock at the time of conversion.


ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



Response Oncology is a comprehensive cancer management company which owns and/or operates a network of outpatient treatment centers or IMPACT(R) (IMPlementing Advanced Cancer Treatments) Centers, which provide stem cell supported high-dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists; owns the assets of and manages oncology practices; and conducts clinical cancer research on behalf of pharmaceutical manufacturers.

As of March 31, 1996, the Company owned or operated in joint ventures with hospitals 43 IMPACT(R) Centers in 21 states, providing advanced treatment capabilities and facilities to over 300 medical oncologists.

On January 2, 1996, the Company acquired the assets of, and entered into a long-term management services agreement with Oncology Hematology Group of South Florida, P.A. (the "Group"). The Group, consisting of nine physicians, is located on the campus of Baptist Hospital in Miami, Florida. Under the management services agreement, the Company receives a management fee to manage the non-medical aspects of the practice and to coordinate practice enhancement opportunities with the physicians. The Company will seek improvements in the operating results of the Group through a professional focus on management and managed care relationships, economies of scale, and the addition of new services.

The Company completed its second practice management affiliation in April 1996 and has entered into two additional letters of intent for practice management affiliations, furthering the Company's movement into the business of managing oncology practices.


Results of Operations

The Company reported net earnings for the first quarter of 1996 of $516,000, or $.07 per share, compared to net earnings of $828,000, or $.12 per share, for the comparable period last year.

Net revenue for the first quarter of 1996 was $13,341,000, an increase of $2,140,000, or 19%, when compared to the first quarter of 1995. The increase is primarily attributable to revenue from the first practice management affiliation, newly established high-dose chemotherapy centers in joint venture with host hospitals and increased pharmaceutical sales to physicians.

Patient services revenue decreased $449,000, or 5%, between the quarters ended March 31, 1996 and 1995 due primarily to an unacceptable utilization level at the IMPACT Center in Hampton Roads, Virginia. The Company closed the Center in April 1996.

Operating expenses increased $2,126,000 or 26% between the quarters ended March 31, 1996 and 1995. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational expenses, and display a high degree of variability in proportion to patient services revenue. Operating expenses as a percent of net revenue were 78% compared to 73% for the comparable period of 1995. This increase is primarily attributable to an increase in lower margin revenue from practice management affiliations and sales of pharmaceuticals to physicians. In addition, expenses were incurred related to network development in South Florida and the implementation of the practice management division, both of which the Company believes to be strategically required to accommodate future growth.

General and administrative costs increased $23,000 or 2% between the quarters ended March 31, 1996 and 1995. As a percentage of net revenue, general and administrative costs were 9% compared to 11% for the comparable period of 1995.

Depreciation and amortization expense increased by $159,000 or 39% when compared to the first quarter of 1995. The increase is attributable to the amortization of the excess of cost over net acquired assets in the Company's first practice management affiliation over the management services agreement period, or 40 years.

Interest expense increased by $188,000 when compared to the first quarter of 1995. The increase is attributable to an increase in the average borrowings outstanding under the line of credit between the periods ended March 31, 1996 and 1995.

The provision for doubtful accounts decreased $173,000 or 32% between the quarters ended March 31, 1996 and 1995. The provision as a percentage of net revenue was 3% and 5% for the quarters ended March 31, 1996 and 1995, respectively. The decrease is attributable to a higher proportion of contracted patient accounts, improved collections performance and an increase in revenues from practice management affiliation, pharmaceutical sales to physicians, hospital management fees, and contract research for which collection is more certain.

Minority interest of $94,000 was recorded during the period ended March 31, 1996 related to the operations of the Company's majority-owned or controlled Centers in joint venture with hospitals. The Centers were not operational during the comparable period in 1995.

Liquidity and Capital Resources

As of March 31, 1996, the Company's working capital was $11,114,000 with current assets of $22,764,000 and current liabilities of $11,650,000. Cash and cash equivalents and short-term investments represent $845,000 of the Company's current assets.

Net cash provided by operating activities increased $987,000 between the quarters ended March 31, 1996 and 1995. The increase is primarily attributable to an increase in accounts payable and accrued expenses due in part to the increased operating expenses from the Company's first practice management affiliation.

As of March 31, 1996, the Company had a $5,000,000 revolving bank line of credit secured by eligible accounts receivable bearing interest at the bank's prime rate plus one percent. Borrowings of $3,528,000 were outstanding under the line at March 31, 1996 at an interest rate of 9.25%.

On January 2, 1996, the Company acquired the assets of, and entered into a long-term management services agreement with the Group. The total consideration was approximately $12.1 million, approximately $5.3 million of which was paid in cash, approximately $6.0 million was paid by delivery of the Company's long-term unsecured interest-bearing amortizing promissory note and the balance being paid over 16 calendar quarters at the rate of $50,000 per quarter.

The practice management affiliation with the Group resulted in net increases of $1.2 million in other receivables, $.2 million in equipment, $11.7 in intangible assets, and $.6 million in accounts payable and accrued expenses.

Subsequent to March 31, 1996, the Company announced the completion of its second practice management affiliation with Knoxville Hematology Oncology Associates, a medical oncology and hematology practice in Knoxville, Tennessee. In addition, two additional non-binding letters of intent for practice management affiliations have been signed.

The Company also announced subsequent to March 31, 1996 that it had procured a $10 million loan from Seafield to be used to finance the practice management affiliation with Knoxville Hematology Oncology Associates. The loan has a maturity date of December 31, 1996, bears interest at the rate of prime plus 1%, is unsecured and, after August 1, 1996, is convertible at the option of Seafield into shares of Response common stock at a conversion price equal to the market price of the common stock at the time of conversion.

The Company is currently evaluating means of optimally financing anticipated acquisitions, and it is contemplated that such acquisitions will be financed through combinations of debt and equity.

New Accounting Standards

No recently issued accounting standards presently exist which will require adoption in future periods by the Company.

PART II. - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               a. Exhibits

                   Exhibit 27 --- Financial Data Schedule --- as filed electronically by the Registrant

               b. Reports on Form 8-K

                   Form 8-K dated January 2, 1996
                   Item 2.  Acquisitions
                   Registrant announced that it had acquired the assets of, and entered into a long-term management services agreement with Oncology Hematology Group of South Florida, P.A.

                   Form 8-K dated January 2, 1996
                   Item 5.  Other Events
                   Press release announcing appointment of new director and other executive management changes.

                   Form 8-K/A dated January 2, 1996
                   Item 2.  Acquisitions
                   Pro forma financial information filed pursuant to acquisition of Oncology Hematology Group of South Florida, P.A.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                   Response Oncology, Inc.




Date: May 15, 1996                 By: /s/ Daryl P. Johnson
      ------------                     ------------------------------
                                       Daryl P. Johnson
                                       Chief Financial Officer
                                       (signed on behalf of the
                                       registrant and as principal
                                       financial officer)



Date: May 15, 1996                 By: /s/ Debbie K. Elliott
      ------------                     ------------------------------
                                       Debbie K. Elliott
                                       Controller
                                       (principal accounting officer)