Form 10-Q
period 1996-06-30
RESPONSE ONCOLOGY INC
filed 1996-08-14
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30,1996 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from               to
                                       -------------    -------------

        Commission file number 0-15416
                               -------


                            RESPONSE ONCOLOGY, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)



        Tennessee                                    62-1212264
- ----------------------------                     -------------------
(State or Other Jurisdiction                     (I. R. S. Employer
of Incorporation or Organization)                Identification No.)


1775 Moriah Woods Blvd., Memphis, TN                    38117
- ------------------------------------                  ----------
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

Common Stock, $.01 Par Value 7,685,307 shares as of August 8, 1996.

This filing consists of 15 sequentially numbered pages.

                                     INDEX




                                                                          Page
                                                                          ----
PART I.          FINANCIAL INFORMATION


Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets,
                 June 30, 1996 and December 31, 1995.....................  3

                 Condensed Consolidated Statements
                 of Operations for the Three Months Ended
                 June 30, 1996 and June 30, 1995.........................  4

                 Condensed Consolidated Statements
                 of Operations for the Six Months Ended
                 June 30, 1996 and June 30, 1995.........................  5

                 Condensed Consolidated Statements of
                 Cash Flows for the Six Months Ended
                 June 30, 1996 and June 30, 1995.........................  6

                 Notes to Condensed Consolidated
                 Financial Statements....................................  7


Item 2.          Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations........................................... 10


PART II.         OTHER INFORMATION


Item 4.          Submission of Matters to a Vote of
                 Security Holders........................................ 13

Item 6.          Exhibits and Reports on Form 8-K........................ 14


Signatures............................................................... 15

PART I - FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS                                                                 June 30, 1996  December 31, 1995
         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES                                             -------------  -----------------
         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                                (Unaudited)       (Note)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                              $   156,021    $ 4,204,558
         Short-term investments                                                                     100,000        361,718
         Accounts receivable, less allowance for doubtful accounts
              of $1,510,671 and $2,079,788                                                       19,513,233     13,934,810
         Supplies                                                                                 1,396,416      1,119,671
         Prepaid expenses                                                                           789,185        550,287
         Due from affiliated physicians                                                           2,269,400          - - -
         Other current assets                                                                     1,144,360        465,738
                                                                                                -----------    -----------
              TOTAL CURRENT ASSETS                                                               25,368,615     20,636,782

         Property and equipment - at cost, less allowance for
              depreciation and amortization of $7,223,730 and $6,235,730                          5,492,805      3,822,425

         Deferred charges, less allowances for amortization of $71,221 and $65,807                  608,344        186,528
         Management service agreements, less allowance for amortization of $281,747              43,839,012          - - -
         Other assets                                                                                94,839        119,536
                                                                                                -----------    -----------
                                                                                                 44,542,195        306,064
                                                                                                -----------    -----------
              TOTAL ASSETS                                                                      $75,403,615    $24,765,271
                                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                                        $4,690,291     $3,690,937
         Accrued expenses and other liabilities                                                   3,045,881      1,134,688
         Notes payable                                                                              636,451         - - -
         Capital lease obligations                                                                   46,181         58,501
                                                                                                -----------    -----------
              TOTAL CURRENT LIABILITIES                                                           8,418,804      4,884,126

         Capital lease obligations, less current portion                                              - - -         15,492
         Notes payable, less current portion                                                     33,378,362          - - -
         Deferred tax liability                                                                   9,615,942          - - -
         Minority interest                                                                          322,166         23,056

STOCKHOLDERS' EQUITY
         Series A convertible preferred stock, $1.00 par value, authorized 3,000,000 shares; issued and outstanding 27,833 shares, at each period end, liquidating
              preference $11.00 per share                                                            27,833         27,833
         Common Stock, $.01 par value, authorized 30,000,000 shares; issued and
               outstanding 7,581,832 and 7,371,589 shares, respectively                              75,818         73,716
         Paid-in capital                                                                         62,817,203     60,054,215
         Retained earnings (deficit)                                                            (39,252,513)   (40,313,167)
                                                                                                -----------    -----------
                                                                                                 23,668,341     19,842,597
                                                                                                -----------    -----------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $75,403,615    $24,765,271
                                                                                                ===========    ===========


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements as of that date.


         See accompanying footnotes

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                               Three Months Ended

                                                                                     June 30, 1996           June 30, 1995
                                                                                     -------------           -------------
Net revenue                                                                           $15,098,582             $11,372,618

Other income                                                                               57,216                  59,676
                                                                                      -----------             -----------

                                                                                       15,155,798              11,432,294

 COSTS AND EXPENSES
        Operating                                                                      11,429,730               8,262,955
        General and administrative                                                      1,452,011               1,377,292
        Depreciation and amortization                                                     754,196                 462,759
        Interest                                                                          464,502                   7,056
        Provision for doubtful accounts                                                   450,241                 593,093
                                                                                      -----------             -----------

                                                                                       14,550,680              10,703,155
                                                                                      -----------             -----------

EARNINGS BEFORE MINORITY INTEREST                                                         605,118                 729,139

        Minority owners' share of net earnings                                             60,742                   - - -
                                                                                      -----------             -----------

NET EARNINGS                                                                          $   544,376             $   729,139
                                                                                      ===========             ===========

EARNINGS PER COMMON SHARE                                                             $      0.07             $      0.10
                                                                                      ===========             ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                7,851,520               7,582,875
                                                                                      ===========             ===========




See accompanying footnotes

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                    Six Months Ended

                                                                                          June 30, 1996          June 30, 1995
                                                                                          -------------          -------------
Net revenue                                                                                $28,439,467            $22,573,272

Other income                                                                                    73,946                110,389
                                                                                           -----------            -----------

                                                                                            28,513,413             22,683,661

 COSTS AND EXPENSES
         Operating                                                                          21,774,512             16,481,426
         General and administrative                                                          2,718,852              2,621,483
         Depreciation and amortization                                                       1,325,161                874,303
         Interest                                                                              656,783                 10,906
         Provision for doubtful accounts                                                       822,341              1,138,195
                                                                                           -----------            -----------

                                                                                            27,297,649             21,126,313
                                                                                           -----------            -----------

EARNINGS BEFORE MINORITY INTEREST                                                            1,215,764              1,557,348

         Minority owners' share of net earnings                                                155,110                  - - -
                                                                                           -----------            -----------

NET EARNINGS                                                                               $ 1,060,654            $ 1,557,348
                                                                                           ===========            ===========

EARNINGS  PER COMMON SHARE                                                                       $0.14            $      0.22
                                                                                           ===========            ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                     7,765,641              6,942,059
                                                                                           ===========            ===========





See accompanying footnotes

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    Six Months Ended

                                                                                          June 30, 1996           June 30, 1995
                                                                                          -------------           -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                          $    (13,338)           $  1,130,356

INVESTING ACTIVITIES
         Purchase of property and equipment                                                   (780,102)               (663,526)
         (Purchase) sale of short-term investments                                             261,718              (3,114,289)
         Advances to affiliated physician groups                                            (2,269,400)                  - - -
         Acquisition of non-medical assets of affiliated physician groups                  (23,118,958)                  - - -
                                                                                          ------------            ------------

             NET CASH USED IN INVESTING ACTIVITIES                                         (25,906,742)             (3,777,815)

FINANCING ACTIVITIES
         Proceeds from exercise of stock options and warrants                                  174,688                  46,875
         Principal payments on capital leases                                                  (27,812)               (110,020)
         Net proceeds from Working Capital Facility                                             80,636                   - - -
         Net payments on other notes payable                                                  (402,414)                  - - -
         Proceeds from Acquisition Facility                                                 12,046,445                   - - -
         Proceeds from note payable to parent company                                       10,000,000                   - - -
                                                                                          ------------            ------------

             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            21,871,543                 (63,145)
                                                                                          ------------            ------------

             DECREASE IN CASH AND CASH EQUIVALENTS                                          (4,048,537)             (2,710,604)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    4,204,558               2,922,266
                                                                                          ------------            ------------

         CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    156,021            $    211,662
                                                                                          ============            ============





See accompanying footnotes

Response Oncology, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 1996
(Unaudited)

Note 1-Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified for comparative purposes with no effect on net earnings. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31 1995.

NET REVENUE: The following table is a summary of net revenue by source for the respective periods ended June 30. Patient services revenue is recorded net of contractual allowances and discounts. The Company's revenue from practice management affiliations includes practice operating expenses (other than amounts retained by physicians) and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or net operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

                                               Three months ended                             Six months ended

                                          1996                    1995                   1996                   1995
                                      -----------             -----------            -----------            -----------
Patient services revenue              $ 9,872,781             $ 8,736,466            $16,792,010            $17,474,689
Pharmaceutical sales to physicians      3,222,147               2,367,153              6,437,582              4,701,933
Practice management service fees        1,630,154                 - - - -              4,625,875                - - - -
Physician investigator studies            373,500                 268,999                584,000                396,650
                                      -----------             -----------            -----------            -----------
                                      $15,098,582             $11,372,618            $28,439,467            $22,573,272


AMORTIZATION: Service agreements consist of the costs of purchasing management service agreements with physician practices. These costs are amortized over the initial noncancelable 40-year terms of the related management service agreements. The agreements are noncancelable except for performance defaults. In the event a practice breaches the agreement, or if the Company terminates with cause, the practice is required to purchase all tangible assets at fair market value and pay substantial liquidating damages. The carrying value of the management service agreements is reviewed for impairment at the end of each reporting period.

Deferred charges consist primarily of startup costs representing direct and incremental expenses incurred prior to the operational date of a new IMPACT(R) (IMPlementing Advanced Cancer Treatments) Center which are capitalized and amortized from the operational date over a period of two years. Capitalized financing costs are amortized over the term of the Credit Facility.

NET EARNINGS PER COMMON SHARE: Net earnings per common share for the quarters and six months ended June 30, 1996 and 1995 have been computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Shares issuable pursuant to the conversion of the long-term notes delivered by the Company in its management affiliations are excluded since they would have been anti-dilutive in the quarter and six months ended June 30, 1996. The weighted average number of common shares and net earnings per share for the period ended June 30, 1995 have been restated to reflect a one-for-five reverse split effected November 1, 1995.

Note 2 - Parent Company

Response Oncology, Inc. is a subsidiary of Seafield Capital Corporation ("Seafield").

On February 10, 1995, Seafield announced its retention of a financial advisor to evaluate and recommend steps to enhance the value of Seafield to its shareholders. Any transaction pursued by Seafield will be likely to result in a significant change in the Company's ownership.

Note 3 - Acquisitions

The Company executed purchase agreements with, and entered into long-term management services agreements ("Service Agreements") with Oncology Hematology Group of South Florida, P.A. on January 2, 1996, Knoxville Hematology Oncology Associates on April 14, 1996 and Jeffrey L. Paonessa, M. D., P.A. on June 19, 1996 ('the Groups") which have a total of 16 practicing physicians. The total consideration was approximately $37.7 million, approximately $23.1 million of which was paid in cash, approximately $11.2 million by delivery of the Company's long-term unsecured interest-bearing amortizing promissory notes, approximately $2.6 million in the form of the Company's common stock and the balance being paid over 16 calendar quarters at the rate of $50,000 per quarter. Under the Service Agreements, the Company receives a fee to manage the non-medical aspects of the practices and to coordinate practice enhancement opportunities with the physicians.

The unaudited consolidated pro forma results of all current, continuing operations assuming the above-referenced acquisitions had been consummated on January 1, 1995 are as follows:

                                                                                     Six months ended June 30

                                                                                        1996         1995
                                                                                     -----------  -----------
 Net revenue                                                                         $37,131,195  $30,247,915
 Net earnings                                                                          2,218,439    1,410,422
 Earnings per common share                                                           $      0.28  $      0.20
 Weighted average number of shares and share equivalents outstanding                   7,961,795    7,138,213



Note 4 - Due from Affiliated Physicians

Due from affiliated physicians consists of management fees earned and payable pursuant to the Service Agreements during the quarter ended June 30, 1996. In addition, the Company may also fund certain working capital needs of the Groups from time to time.

Note 5 - Notes Payable

In May 1996, the Company entered into a $27.5 million Credit Facility with NationsBank and Union Planters to fund the Company's acquisition and working capital needs and to repay its existing debt with Union Planters. The
Credit Facility is comprised of a $20 million Acquisition Facility and a $7.5 million Working Capital Facility. The Acquisition Facility matures May 31, 1998 and bears interest at a variable rate equal to LIBOR plus a spread of between 1.5% and 2.625%, depending upon borrowing levels. The Working Capital Facility matures May 30, 1997, subject to a one year extension at the Company's election, and bears interest at a variable rate equal to LIBOR plus a spread of between 1.875% and 2.375%. The Credit Facility is secured by a pledge of common stock in all of the Company's subsidiaries. In addition, the loan agreement contains a covenant precluding the encumbrance of the Company's assets without the consent of NationsBank and certain other affirmative, negative and financial covenants. At June 30, 1996, $12,127,081 of principal was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Company's available credit under the Acquisition Facility at June 30, 1996 was $6.5 million.

Notes payable also includes a $10 million loan from Seafield which bears interest at the rate of prime plus 1%, is unsecured and, after August 1, 1996, is convertible at the option of Seafield into shares of the Company's common stock at a conversion price equal to the market price of the common stock at the time of conversion.

Additionally, notes payable includes the Company's long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $15.50 to $17.50. The unpaid principal amount of the long-term notes was $11,113,681 at June 30, 1996.

Note 6 - Deferred Tax Liability

Upon the consummation of the acquisitions discussed in Note 3, the Company recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of purchased assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 7 - Commitments and Contingencies

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1997, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of June 30, 1996, the Company was not aware of any material pending professional or general liability claims.

The Company is committed under a definitive agreement with a certain physician practice to fund liquidated damages in the amount of $250,000 in the event that the practice affiliation is not consummated on or before November 1, 1996.


Note 8 - Recently Issued Statements of Financial Accounting Standards

In March and October, 1995, the Financial Accounting Standards Board issued Statements No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and No. 123, "Accounting for Stock-Based Compensation." Both Statements are effective in 1996, and neither is currently expected to have a significant effect on the financial statements of the Company.

Note 9 - Subsequent Events

Subsequent to June 30, 1996, the Company completed its fourth practice management affiliation with Southeast Florida Hematology Oncology Group, a four physician medical oncology and hematology practice in Fort Lauderdale, Florida. The Company also executed definitive agreements with West Clinic, P.C., an eight physician medical practice in Memphis, Tennessee and The Center for Hematology Oncology, P.A., a three physician medical practice in Boca Raton, Florida. Non-binding letters of intent have also been executed with an additional 16 physicians in Southeast Florida and East Tennessee.

On July 17, 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to the public offering of 5,300,000 shares of its common stock, $.01 par value per share. Of the 5,300,000 shares expected to be offered, 4,700,000 shares are being offered by the Company and 600,000 shares by selling shareholders. The registration statement has not yet become effective.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Response Oncology is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of approximately 350 medical oncologists; manages the business aspects of the practices of oncologists with whom the Company has affiliated; and conducts clinical cancer research on behalf of pharmaceutical manufacturers.

As of June 30, 1996, the Company owned or operated in joint ventures with hospitals 41 Centers in 21 states. Commencing with the affiliations with Oncology Hematology Group of South Florida, P.A. in January, 1996 ("OHGSF"), Knoxville Hematology Oncology Associates in April, 1996, ("KHOA"), Jeffrey
L. Paonessa, M. D., P.A. in June, 1996 ("Paonessa"), the Company executed its strategy of expanding its comprehensive cancer management services through affiliations with premier oncology groups. Pursuant to Service Agreements, the Company provides management services that extend to all non-medical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel and management and financial advisory services. The Company's resulting revenue from Service Agreements includes practice operating expenses (other than amounts retained by physicians) and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or net operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

The Company has completed an additional practice management affiliation with Southeast Florida Hematology Oncology Group ("Fort Lauderdale") in July 1996, and has executed two additional definitive agreements and five non-binding letters of intent for practice management affiliations, furthering the Company's expansion into the business of managing oncology practices.

Results of operations

The Company recorded net earnings of $544,000, or $.07 per share, and $1,061,000, or $.14 per share, for the quarter and six months ended June 30, 1996 compared to net earnings of $729,000, or $.10 per share, and $1,557,000, or $.22 per share, for the same periods last year.

Net revenue for the quarter ended June 30, 1996 was $15.1 million compared to $11.4 million for the quarter ended June 30, 1995, an increase of $3.7 million or 33%. Net revenue for the six months ended June 30, 1996 was $28.4 million as compared to $22.6 million, an increase of $5.8 million or 26%.
The increase is primarily attributable to revenue from practice management affiliations and an increase in pharmaceutical sales to physicians, which both carry a lower operating margin than the Company's traditional patient services revenue.

Operating expenses for the second quarter of 1996 were $11.4 million compared to $8.3 million for the second quarter of 1995, an increase of $3.1 million or 38%. Operating expenses for the six months ended June 30, 1996 were $21.8 million as compared to $16.5 million, an increase of $5.3 million or 32%. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational expenses. Operating expenses as a percentage of net revenue were 75% and 73% for the quarters and 77% and 73% for the six month periods ended June 30, 1996 and 1995, respectively. This increase is primarily attributable to operating expenses incurred in connection with the Company's diversification into physician practice management. Pursuant to the management service agreements with the practice affiliates, the Company is responsible for the operating expenses of the practices (net of amounts retained by physicians). In addition, pharmaceutical costs increased in connection with increased sales of pharmaceuticals to physicians.

General and administrative costs for the quarters ended June 30, 1995 and 1996 increased by $75,000, or 5%, from $1.4 million to $1.5 million. These expenses increased by $97,000, or 4%, from $2.6 million to $2.7 million for the six month periods ended June 30, 1995 and 1996. The increases are primarily attributable to additional administrative payroll and related costs related to the Company's diversification into physician practice management.

Depreciation and amortization expense was $754,000 and $463,000 for the quarters ended June 30, 1996 and 1995, respectively, an increase of $291,000 or 63%. The expense increased $451,000, or 52%, from $874,000 to $1.3 million between the six months ended June 30, 1995 and 1996. The increase is primarily attributable to the amortization of Service Agreements purchased in recently completed affiliations.

Interest expense was $465,000 and $7,000 for the quarters ended June 30, 1996 and 1995, respectively. Interest expense of $657,000 and $11,000 was incurred during the six month periods ended June 30, 1996 and 1995, respectively. The increases of $458,000 and $646,000 for the quarter and six months ended June 30, 1996 are related to notes issued in conjunction with practice management affiliations.

The provision for doubtful accounts decreased $143,000 or 24%, from $593,000 to $450,000, and $316,000 or 28%, from $1.1 million to $820,000, between the quarters and six month periods ended June 30, 1995 and 1996, respectively. The provision as a percentage of net revenue was 3% for the quarter and six months ended June 30, 1996 and 5% for the quarter and six months ended June 30, 1995. The decrease is attributable to a higher proportion of contract patient accounts, improved collections performance and an increase in revenues from physician sales, hospital management fees, and contract research for which collection is more certain.

EBITDA (earnings before interest, taxes, depreciation and amortization) increased $624,000 or 52% from $1.2 million for the three months ended June 30, 1995 to $1.8 million for the same period in 1996. EBITDA also increased $755,000 or 31% from $2.4 million for the six month period ended June 1995 to $3.2 million for the same period in 1996. The increase is primarily due to the additional revenues and amortization expense related to the management service agreements with the affiliated physicians.

Minority interest of $61,000 and $155,000 was recorded during the quarter and six month period ended June 30, 1996 related to the operations of the Company's majority-owned or controlled IMPACT(R) Centers in joint ventures with hospitals. The IMPACT(R) Centers were not operational during the comparable periods in 1995.

Liquidity and Capital Resources

As of June 30, 1996, the Company's working capital was $17 million with current assets of $25.4 million and current liabilities of $8.4 million. Working capital as of June 30, 1996 increased $1.1 million compared to December 31, 1995. Cash and cash equivalents and short-term investments represent $256,000 of the Company's current assets; the decrease of $4.3 million as compared to December 31, 1995 is due to cash consideration paid in the OHGSF practice management affiliation in January 1996. The increases in other current assets are related to receivables acquired through practice management affiliations and amounts due from affiliated physicians for practice management service fees. Current liabilities increased for amounts payable for operating expenses of practices under management and liabilities assumed as consideration in the practice management affiliations.

Net cash provided (used) by operating activities was $(13,000) and $1.1 million for the six month periods ended June 30, 1996 and 1995 respectively with a decrease of $1.1 million. The decrease is primarily due to an increase in accounts receivable from higher physician sales, hospital management fees, and contract research revenues.

In April 1996, the Company obtained a $10 million loan from Seafield which bears interest at the rate of prime plus 1%, is unsecured and, after August 1, 1996, is convertible at the option of Seafield into shares of the Company's common stock at a conversion price equal to the market price of the common stock at the time of conversion. Proceeds of the loan were used to finance the KHOA practice management affiliation.

In May 1996, the Company entered into a $27.5 million Credit Facility with NationsBank and Union Planters to fund the Company's transaction and working capital needs and to repay its existing facility with Union Planters. The Credit Facility is comprised of a $20 million Acquisition Facility and a $7.5 million Working Capital Facility. The Acquisition Facility matures May 31, 1998 and bears interest at a variable rate equal to LIBOR plus a spread of between 1.5% and 2.625%, depending upon borrowing levels. The Working Capital Facility matures May 30, 1997, subject to a one year extension at the Company's election, and bears interest at a variable rate equal to LIBOR plus a spread of between 1.875% and 2.375%. The Credit Facility is secured by a pledge of common stock in all of the Company's subsidiaries. In addition, the loan agreement contains a covenant precluding the encumbrance of the Company's assets without the consent of NationsBank and certain other affirmative, negative and financial covenants. At June 30, 1996 $12,127,000 aggregate principal amount was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Company's available credit under the Acquisition Facility at June 30, 1996 was $6.5 million.

Additionally, long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $15.50 to $17.50. The unpaid principal amount of the long-term notes was $11,114,000 at June 30, 1996.

On February 10, 1996, Seafield announced its retention of a financial advisor to evaluate and recommend steps to enhance the value of Seafield to its shareholders. Any transaction pursued by Seafield will be likely to result in a significant change in the Company's ownership.

The Company's primary capital requirement is to fund affiliations with medical oncology practices. Subsequent to June 30, 1996, the Company completed its fourth practice management affiliation with Southeast Florida Hematology Oncology Group, a four physician medical oncology and hematology practice in Fort Lauderdale, Florida. The Company also executed definitive agreements with West Clinic, P.C., an eight physician medical practice in Memphis, Tennessee and The Center for Hematology Oncology, P.A., a three physician medical practice in Boca Raton, Florida. Non-binding letters of intent have also been executed with an additional 16 physicians in Southeast Florida and East Tennessee. The unused portion of the Credit Facility discussed above, cash flow from the Company's operations and potential net proceeds from any new debt or equity offerings will be utilized to fund practice management affiliations.

In order to consummate all of the above-referenced affiliations and to fund the associated working capital requirements, additional cash of approximately $51 million will be required. The Company anticipates generating these funds through the proceeds of the public offering described below or through expansion of the existing credit facilities. In the event that the public offering of additional stock is not successfully completed within a certain time frame, the Company will explore other possible means of equity and debt financing.

The Company is committed under a definitive agreement with a certain physician practice to fund liquidated damages in the amount of $250,000 in the event that the practice affiliation is not consummated on or before November 1, 1996.

On July 17, 1996 the Company filed a registration statement with the Securities and Exchange Commission with respect to the public offering of 5,300,000 shares of its common stock, $.01 par value per share. Of the 5,300,000 shares expected to be offered, 4,700,000 shares are being offered by the Company and 600,000 shares by selling shareholders. The registration statement has not yet become effective.

New Accounting Standards

In March and October, 1995, the Financial Accounting Standards Board issued Statements No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and No. 123, "Accounting for Stock-Based Compensation." Both Statements are effective in 1996, and neither is currently expected to have a significant effect on the financial statements of the Company.

PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

         (a) The Annual Meeting of Shareholders of the Company was held May 16, 1996 for the purpose of electing directors, approving the appointment of auditors, approving a proposal to adopt the 1996 Stock Incentive Plan providing for the issuance of up to 630,000 shares of Common Stock, and approving an amendment to the Company's 1990 Non-Qualified Stock Option Plan to authorize the issuance of up to 265,000 shares of Common Stock. Proxies for the meeting were solicited and there was no solicitation in opposition to management's solicitations. Holders of 7,371,589 shares were eligible to vote and 6,732,028 shares or 91% were represented at the meeting either in person or by proxy.

         (b) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

         Director                    For                  Withheld
         --------                    ---                  --------
         J. T. Clark              6,726,130                 5,898
         W. T. Grant, II          6,726,190                 5,838
         Leonard A. Kalman        6,726,150                 5,878
         J. R. Seward             6,726,190                 5,838

         The shareholders approved the appointment of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1996 by the following vote:

                    For                 Against             Withheld
                    ---                 -------             --------
                 6,711,396              17,542               3,100

         The shareholders approved the proposal to adopt the 1996 Stock Incentive Plan by the following vote:


                   For       Against     Withheld       Broker No Vote
                   ---       -------     --------       --------------
                5,679,616    152,597       7,583            892,232


         The shareholders approved the amendment to the Company's 1990 Non-Qualified Stock Option Plan by the following vote:

                    For          Against      Withheld     Broker No Vote
                    ---          -------      --------     --------------
                 5,771,493       146,275       5,941          808,319

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

Exhibit 27 --- Financial Data Schedule for SEC use only.

b.  Reports on Form 8-K

The following documents related to practice acquisitions are incorporated herein by reference:

     -       The Company's Current Report on Form 8-K dated January 2, 1996

     -       The Company's Current Report on Form 8-K/A dated January 2, 1996

     -       The Company's Current Report on Form 8-K dated April 15, 1996

     -       The Company's Current Report on Form 8-K/A dated April 15, 1996

     -       The Company's Current Report on Form 8-K dated June 20, 1996

     -       The Company's Current Report on Form 8-K/A dated June 20, 1996; and

     -       The Company's Current Report on Form 8-K dated July 3, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                       Response Oncology, Inc.


Date:  August 14, 1996                 By: /s/ Daryl P. Johnson
                                           ----------------------------------
                                               Daryl P. Johnson
                                               Chief Financial Officer
                                               (duly authorized officer)

Date:  August 14, 1996                 by: /s/ Debbie Elliott
                                           ----------------------------------
                                               Debbie Elliott
                                               Chief Accounting Officer
                                               (principal accounting officer)