Form 10-Q/A
period 1996-06-30
RESPONSE ONCOLOGY INC
filed 1996-08-19
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A


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

                                               Three months ended                             Six months ended

                                          1996                    1995                   1996                   1995
                                      -----------             -----------            -----------            -----------
Patient services revenue              $ 8,676,924             $ 8,910,187            $16,792,010            $17,474,689
Pharmaceutical sales to physicians      3,215,437               2,334,780              6,437,582              4,701,933
Practice management service fees        2,995,721                 - - - -              4,625,875                - - - -
Physician investigator studies            210,500                 127,651                584,000                396,650
                                      -----------             -----------            -----------            -----------
                                      $15,098,582             $11,372,618            $28,439,467            $22,573,272


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

General and administrative costs for the quarters ended June 30, 1995 and 1996 increased by $75,000, or 5%, from $1.4 million to $1.5 million. These expenses increased by $97,000, or 4%, from $2.6 million to $2.7 million for the six month periods ended June 30, 1995 and 1996. The increases are primarily attributable to additional administrative payroll and costs related to the Company's diversification into physician practice management.

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

    None

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