Form 10-Q
period 1996-09-30
RESPONSE ONCOLOGY INC
filed 1996-11-14
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 ---

     For  the quarterly period ended September 30, 1996 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 -----

     For  the transition period from       to
                                    ------   ------
     Commission file number 0-15416
                           -------------


                             RESPONSE ONCOLOGY, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)



            Tennessee                            62-1212264
            ---------                            ----------
(State or Other Jurisdiction                  (I. R. S. Employer
of Incorporation or Organization)             Identification No.)


1775 Moriah Woods Blvd., Memphis, TN                   38117
------------------------------------                   -----
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

                                    Yes X  No
                                       ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value 8,942,192 shares as of November 12, 1996.

This filing consists of 14 sequentially numbered pages.

 INDEX




PART I.             FINANCIAL INFORMATION

                                                                                    Page
Item 1.             Financial Statements

                    Condensed Consolidated Balance Sheets,
                    September 30, 1996 and December 31, 1995..........................3

                    Condensed Consolidated Statements
                    of Operations for the Three Months Ended
                    September 30, 1996 and September 30, 1995.........................4

                    Condensed Consolidated Statements
                    of Operations for the Nine Months Ended
                    September 30, 1996 and September 30, 1995.........................5

                    Condensed Consolidated Statements of
                    Cash Flows for the Nine Months Ended
                    September 30, 1996 and September 30, 1995 ........................6

                    Notes to Condensed Consolidated
                    Financial Statements..............................................7


Item 2              Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations....................................................10


PART II.            OTHER INFORMATION


Item 6.              Exhibits and Reports on Form 8-K ...............................13


Signatures          .................................................................14


PART I - FINANCIAL INFORMATION


ITEM 1:           FINANCIAL STATEMENTS                                           September 30, 1996        December 31, 1995
                  RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES                       ------------------        -----------------
                  CONDENSED CONSOLIDATED BALANCE SHEETS                              (Unaudited)                  (Note)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                     $     220,160    $  4,204,558
    Short-term investments                                                                              361,718
    Accounts receivable, less allowance for doubtful accounts
         of $1,728,718 and $2,079,788                                                20,685,273      13,934,810
    Supplies                                                                          1,634,567       1,119,671
    Prepaid expenses                                                                  1,539,088         550,287
    Due from affiliated physicians                                                    3,547,480           - - -
    Other current assets                                                              1,445,685         465,738
                                                                                  -------------    ------------
         TOTAL CURRENT  ASSETS                                                       29,072,253      20,636,782

    Property and equipment - at cost, less allowance for
         depreciation and amortization of $8,131,693 and $6,235,730                   5,069,646       3,822,425

    Deferred charges, less allowances for amortization of $152,903 and $65,807          417,574         186,528
    Management service agreements, less allowance for amortization of $664,024       70,630,546           - - -
    Other assets                                                                         94,318         119,536
                                                                                  -------------    ------------
                                                                                     71,142,438         306,064
                                                                                  -------------    ------------
         TOTAL ASSETS                                                             $ 105,284,337    $ 24,765,271
                                                                                  =============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         CURRENT LIABILITIES
    Accounts payable                                                              $   4,484,683    $  3,690,937
    Accrued expenses and other liabilities                                            4,476,048       1,134,688
    Notes payable                                                                     5,555,281           - - -
    Capital lease obligations                                                            40,994          58,501
                                                                                  -------------    ------------
         TOTAL CURRENT LIABILITIES                                                   14,557,006       4,884,126

    Capital lease obligations, less current portion                                       - - -          15,492
    Notes payable, less current portion                                              35,050,385           - - -
    Deferred tax liability                                                           19,875,377           - - -
    Minority interest                                                                   276,938          23,056

    STOCKHOLDERS' EQUITY
    Series A convertible preferred stock, $1.00 par value, authorized 3,000,000 shares; issued and outstanding 27,833 shares, at each period end, liquidating
         preference $11.00 per share                                                     27,833          27,833
    Common Stock, $.01 par value, authorized 30,000,000 shares; issued and
          outstanding  8,609,522 and 7,371,589 shares, respectively                      86,096          73,716
    Paid-in capital                                                                  73,988,962      60,054,215
    Retained earnings (deficit)                                                     (38,578,260)    (40,313,167)
                                                                                  -------------    ------------
                                                                                     35,524,631      19,842,597
                                                                                  -------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 105,284,337    $ 24,765,271
                                                                                  =============    ============




Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements as of that date.

      See accompanying footnotes

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                               Three Months Ended

                                                                               September 30, 1996         September 30, 1995
                                                                                  -------------              ------------

Net revenue                                                                       $  17,913,611              $ 11,221,751

Other income                                                                             42,808                    97,510
                                                                                  -------------              ------------

                                                                                     17,956,419                11,319,261

 COSTS AND EXPENSES
     Operating                                                                       13,397,721                 8,327,012
     General and administrative                                                       1,589,886                 1,442,268
     Depreciation and amortization                                                    1,036,985                   387,530
     Interest                                                                           741,678                     4,734
     Provision for doubtful accounts                                                    395,873                   552,914
                                                                                  -------------              ------------

                                                                                     17,162,143                10,714,458
                                                                                  -------------              ------------

    EARNINGS BEFORE MINORITY INTEREST                                                   794,276                   604,803

    Minority owners' share of net earnings                                              120,023                     - - -
                                                                                  -------------              ------------

    NET EARNINGS                                                                  $     674,253              $    604,803
                                                                                  =============              ============

    EARNINGS PER COMMON SHARE                                                     $        0.08              $       0.08
                                                                                  =============              ============

    WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                          8,391,461                 7,618,730
                                                                                  =============              ============




See accompanying footnotes

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                             Nine Months Ended

                                                                               September 30, 1996         September 30, 1995
                                                                                  -------------              ------------

Net revenue                                                                       $  46,353,078              $ 33,795,022

Other income                                                                            116,754                   207,899
                                                                                  -------------              ------------

                                                                                     46,469,832                34,002,921

 COSTS AND EXPENSES
     Operating                                                                       35,172,089                24,811,188
     General and administrative                                                       4,308,882                 4,061,001
     Depreciation and amortization                                                    2,362,146                 1,261,833
     Interest                                                                         1,398,461                    15,640
     Provision for doubtful accounts                                                  1,218,214                 1,691,109
                                                                                  -------------              ------------

                                                                                     44,459,792                31,840,771
                                                                                  -------------              ------------

    EARNINGS BEFORE MINORITY INTEREST                                                 2,010,040                 2,162,150

    Minority owners' share of net earnings                                              275,133
                                                                                  -------------              ------------
                                                                                  -------------              ------------

    NET EARNINGS                                                                  $   1,734,907              $  2,162,150
                                                                                  =============              ============

    EARNINGS  PER COMMON SHARE                                                    $        0.22              $       0.28
                                                                                  =============              ============

    WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                          7,971,115                 7,588,791
                                                                                  =============              ============




See accompanying footnotes

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              Nine Months Ended

                                                                                 September 30, 1996       September 30, 1995
                                                                                  -------------              -------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  $   1,752,510              $  1,735,563

INVESTING ACTIVITIES
    Purchase of property and equipment                                               (1,197,509)               (1,043,315)
    (Purchase) sale of short-term investments                                           361,718                  (250,000)
    Advances to affiliated physician groups                                          (3,547,480)                    - - -
    Acquisition of non-medical assets of affiliated physician groups                (37,916,482)                    - - -
                                                                                  -------------              ------------

         NET CASH USED IN INVESTING ACTIVITIES                                      (42,299,753)               (1,293,315)

FINANCING ACTIVITIES
    Proceeds from exercise of stock options and warrants                                178,373                    54,125
    Principal payments on capital leases                                                (31,048)                 (147,564)
    Net proceeds from Working Capital Facility                                        4,917,081                     - - -
    Net payments on other notes payable                                                (501,561)                    - - -
    Proceeds from Acquisition Facility                                               22,000,000                     - - -
    Proceeds from issuance of stock to parent company                                10,000,000                     - - -
                                                                                  -------------              ------------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         36,562,845                    93,439
                                                                                  -------------              ------------

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (3,984,398)                  348,809

    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  4,204,558                 2,922,266
                                                                                  -------------              ------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $     220,160              $  3,271,075
                                                                                  =============              ============
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
    Cash paid during period for:
       Interest                                                                   $   1,370,107              $      4,734







See accompanying footnotes

Response Oncology, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 1996 (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified for comparative purposes with no effect on net earnings. Operating results for the three and nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company") annual report on Form 10-K for the year ended December 31, 1995.

NET REVENUE: The following table is a summary of net revenue by source for the respective periods ended September 30. Patient services revenue is recorded net of contractual allowances and discounts. The Company's revenue from practice management affiliations includes practice operating expenses (other than amounts retained by physicians) and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or net operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

                                         Three months ended          Nine months ended
                                          1996         1995          1996          1995
                                     -----------   -----------   -----------   -----------
Patient services revenue             $ 8,646,996   $ 8,594,886   $25,439,006   $26,069,574
Pharmaceutical sales to physicians     3,509,355     2,446,015     9,946,937     7,147,948
Practice management service fees       5,483,799         - - -    10,109,674         - - -
Physician investigator studies           273,461       180,850       857,461       577,500
                                     ===========   ===========   ===========   ===========
                                     $17,913,611   $11,221,751   $46,353,078   $33,795,022



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

NET EARNINGS PER COMMON SHARE: Net earnings per common share for the three and nine months ended September 30, 1996 and 1995 have been computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Shares issuable pursuant to the conversion of the long-term notes delivered by the Company in its management affiliations are excluded since they would have been anti-dilutive in the three and nine months ended September 30, 1996. The weighted average number of common shares and net earnings per share for the period ended September 30, 1995 have been restated to reflect a one-for-five reverse split effected November 1, 1995.

Note 2 - Parent Company

Response Oncology, Inc. is a subsidiary of Seafield Capital Corporation ("Seafield").

On February 10, 1995, Seafield announced its retention of a financial advisor to evaluate and recommend steps to enhance the value of Seafield to its shareholders. Any transaction pursued by Seafield will be likely to result in a significant change in the Company's ownership.

Note 3 - Acquisitions

The Company executed purchase agreements with, and entered into long-term management services agreements ("Service Agreements") with Oncology Hematology Group of South Florida, P.A. on January 2, 1996; Knoxville Hematology Oncology Associates on April 14, 1996; Jeffrey L. Paonessa, M. D., P.A. on June 19, 1996; Southeast Florida Hematology Oncology Group on July 3, 1996; and Rosenberg & Kalman, M.D., P.A. on September 1, 1996 ('the Groups") which have a total of 24 practicing physicians. The total consideration was approximately $55.6 million, approximately $37.9 million of which was paid in cash, approximately $13.1 million by delivery of the Company's long-term unsecured interest-bearing amortizing promissory notes, approximately $3.8 million in the form of the Company's common stock and the balance being paid over 16 calendar quarters at the rate of $50,000 per quarter. Under the Service Agreements, the Company receives a fee to manage the non-medical aspects of the practices and to coordinate practice enhancement opportunities with the physicians.

The unaudited consolidated pro forma results of all current, continuing operations assuming the above referenced acquisitions had been consummated and the exchange of the Seafield Note had taken place on January 1, 1995, are as follows:

                                                                    Nine months ended September 30
                                                                          1996          1995
                                                                      -----------   -----------
Net revenue                                                           $56,023,715   $49,874,360
Net earnings                                                            2,343,186     1,502,418
Earnings per common share                                             $      0.26   $      0.17
Weighted average number of shares and share equivalents outstanding     8,988,364     8,811,635




Note 4 - Due from Affiliated Physicians

Due from affiliated physicians consists of management fees earned and payable pursuant to the Service Agreements during the nine months ended September 30, 1996. In addition, the Company may also fund certain working capital needs of the Groups from time to time.

Note 5 - Notes Payable

In May 1996, the Company entered into a $27.5 million Credit Facility with NationsBank and Union Planters to fund the Company's acquisition and working capital needs and to repay its existing debt with Union Planters. The Credit Facility is comprised of a $22 million Acquisition Facility and a $5.5 million Working Capital Facility. The Acquisition Facility matures May 31, 1998 and bears interest at a variable rate equal to LIBOR plus a spread of between 1.5% and 2.625%, depending upon borrowing levels. The Working Capital Facility matures May 30, 1997, subject to a one year extension and bears interest at a variable rate equal to LIBOR plus a spread of between 1.875% and 2.375%. Proceeds of loans advanced under The Working Capital Facility may also be used for acquisitions. The Credit Facility is secured by a pledge of common stock in all of the Company's subsidiaries. In addition, the loan agreement contains a covenant precluding the encumbrance of the Company's assets without the consent of NationsBank and certain other affirmative, negative and financial covenants. At September 30, 1996, $26.9 million of principal was outstanding under the Credit Facility with a current interest rate of approximately 7.7%. The Company's available credit under the Credit Facility at September 30, 1996, was $.6 million.

Notes payable also includes the Company's long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $13.75 to $17.50. The unpaid principal amount of the long-term notes was $13.7 million at September 30, 1996.

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

Note 7 - Commitments and Contingencies

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1997, on a claims-made basis. In addition, the Company maintains an umbrella liability policy. Since inception, the Company has incurred no professional or general liability losses and as of September 30, 1996, the Company was not aware of any material pending professional or general liability claims.

The Company executed an agreement to affiliate with West Clinic, P.C., an eight physician medical practice in Memphis, Tennessee. This agreement is subject to certain conditions which if not met by December 31, 1996 will cause its termination.

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

Note 9 - Subsequent Events

Subsequent to September 30, 1996, the Company completed practice management affiliations with The Center for Hematology Oncology, P.A., a three physician medical practice in Boca Raton, Florida; Weinreb, Weisberg, and Weiss, P.A., a three physician practice in Tamarac, Florida; Drs. Haraf, Antonucci, McCormack, and Kerns Medical Partnership, a four physician practice in Knoxville, Tennessee; Hematology Oncology Associates of the Treasure Coast, P.A., a three physician practice in Port St. Lucie, Florida; and Lawrence A. Snetman, M.D., P.A., a one physician practice in Miami, Florida. The total consideration was approximately $31.5 million, approximately $14.5 million of which was paid in cash, approximately $6.4 million by delivery of the Company's long-term unsecured interest-bearing amortizing promissory notes, approximately $4.2 million in the form of the Company's common stock and approximately $6.4 million by delivery of irrevocable standby letters of credit expiring on January 2, 1997.

In October, 1996, the Company procured a $23.5 million credit facility from Seafield (the "Seafield Facility") to be used to finance acquisitions and for working capital. The loan is payable upon the earlier of the closing of a Response equity offering or August 1998. The Seafield Facility bears interest at a rate of 8% escalating at certain points during the term of the loan, is unsecured and is convertible at the election of Seafield into shares of Response common stock at a conversion price equal to the market price of the common stock at the date of conversion provided, however that after December 31, 1996 the conversion price will be the lower of market or $11.00 per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Response Oncology is a comprehensive cancer management company which owns and/or operates a network of outpatient treatment centers, or IMPACT(R) Centers, which provide stem cell supported high dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists; owns the assets and/or manages the business aspects of oncology practices; and conducts clinical cancer research on behalf of pharmaceutical manufacturers. Over 300 medical oncologists are associated with the Company through these programs.

As of September 30, 1996, the Company owned or operated in joint ventures with hospitals 41 Centers in 20 states. In January, 1996, the Company began a strategy of expanding its comprehensive cancer management services through practice management affiliation with premier oncology groups. Pursuant to Service Agreements, the Company provides management services that extend to all non-medical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel and management and financial advisory services. The Company's resulting revenue from Service Agreements includes practice operating expenses (other than amounts retained by physicians) and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or net operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

Results of Operations

Net revenue for the quarter ended September 30, 1996 was $17.9 million compared to $11.2 million for the quarter ended September 30, 1995, an increase of $6.7 million or 60%. Net revenue for the nine months ended September 30, 1996 was $46.35 million compared to $33.8 million for the corresponding period in 1995, an increase of $12.55 million or 37%. The increase is primarily attributable to revenue from practice management affiliations and an increase in pharmaceutical sales to physicians which carries a lower operating margin than the Company's traditional patient services revenue.

EBITDA (earnings before interest, taxes, depreciation, and amortization) increased $1.46 million or 146% from $1 million for the three months ended September 30, 1995 to $2.45 million for the same period in 1996. EBITDA also increased $2.06 million or 60% from $3.44 million for the nine month period ended September 1995 to $5.5 million for the same period in 1996. The increase reflects further progress in the Company's diversification into practice management.

Net revenue from patient services increased $52,000 between the quarters ended September 30, 1996 and 1995 but decreased $631,000 between the nine month periods ended September 30, 1996 and 1995. The decline on a year-to-date basis is primarily due to the closure of three IMPACT(R) Centers pursuant to affiliations by referring physicians with other physician practice management companies prior to the Company establishing its own practice management alternative for medical oncologists. However, several joint venture IMPACT(R) Centers became operational during the period resulting in the increase between the quarters ended September 30, 1996 and 1995.

Operating expenses for the third quarter of 1996 were $13.4 million compared to $8.3 million for the third quarter of 1995, an increase of $5.1 million or 61%. Operating expenses for the nine months ended September 30, 1996 were $35.2 million as compared to $24.8 million, an increase of $10.4 million or 42%. These expenses consist of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational expenses. Operating expenses as a percentage of net revenue were 75% and 74% for the quarters and 76% and 73% for the nine month periods ended September 30, 1996 and 1995, respectively. This increase is primarily attributable to the increase in affiliated physician practices under management. Pursuant to the Service Agreements with the practice affiliates, the Company is responsible for the operating expenses of the practices (net of amounts retained by physicians).
In addition, pharmaceutical costs increased relative to increased sales of pharmaceuticals to physicians.

The Company recorded net earnings of $674,000, or $0.08 per share, and $1,735,000, or $0.22 per share, for the quarter and nine months ended September 30, 1996 compared to net earnings of $605,000, or $0.08 per share and $2,162,000, or $0.28 per share, for the same periods last year.

General and administrative costs for the quarters ended September 30, 1995 and 1996 increased by $.2 million, or 14%, from $1.4 million to $1.6 million. These expenses increased by $.2 million, or 6%, from $4.1 million to $4.3 million for the nine month periods ended September 30, 1995 and 1996. The increases are primarily attributable to increases in administrative payroll and other related costs.

Depreciation and amortization expense was $1,037,000 and $388,000 for the quarters ended September 30, 1996 and 1995, respectively, an increase of $649,000 or 167%. The expense increased $1.1 million, or 87%, from $1,262,000 to $2,362,000 million between the nine months ended September 30, 1995 and 1996. The increase is primarily attributable to the amortization of Service Agreements purchased in recently completed affiliations.

Interest expense was $742,000 and $5,000 for the quarters ended September 30, 1996 and 1995, respectively. Interest expense of $1,398,000 and $16,000 was incurred during the nine month periods ended September 30, 1996 and 1995, respectively. The increases of $737,000 and $1,382,000 for the quarter and nine months ended September 30, 1996 are related to borrowings under the Credit Facility and notes issued in conjunction with practice management affiliations.

The provision for doubtful accounts decreased $157,000 or 28%, from $553,000 to $396,000, and $473,000 or 28%, from $1,691,000 to $1,218,000 between the quarters and nine month periods ended September 30, 1995 and 1996, respectively. The provision as a percentage of net patient service revenue was 5% for the quarter and nine months ended September 30, 1996, and 6% for the quarter and nine months ended September 30, 1995. The decrease is attributable to a higher proportion of contract patient accounts, improved collections performance and an increase in revenues from hospital managed centers for which collection is more certain.

Minority interest of $120,000 and $275,000 were recorded during the quarter and nine month periods ended September 30, 1996 related to the operations of the Company's majority-owned or controlled IMPACT(R)Centers in joint ventures with hospitals. The IMPACT(R)Centers were not operational during the comparable periods in 1995.

Liquidity and Capital Resources

As of September 30, 1996, the Company's working capital was $14.5 million with current assets of $29 million and current liabilities of $14.6 million. Working capital as of September 30, 1996 increased $2.9 million compared to December 31, 1995. Cash and cash equivalents and short-term investments represent .2 million of the Company's current assets; the decrease of $3.9 million as compared to December 31, 1995 is due to cash consideration paid in the OHGSF practice management affiliation in January 1996. The increases in other current assets are related to receivables acquired through practice management affiliations and amounts due from affiliated physicians for practice management service fees. Current liabilities increased for amounts payable for operating expenses of practices under management and liabilities assumed as consideration in the practice management affiliations.

Net cash provided (used) by operating activities was $1,753,000 and $1,736,000 for the nine month periods ended September 30, 1996 and 1995 respectively with an increase of $17,000.

In April 1996, the Company obtained an unsecured, $10 million loan (the "Seafield Note") from Seafield bearing interest at the rate of prime plus 1%, which after August 1, 1996, became convertible at the election of Seafield into shares of the Company's common stock. Proceeds of the loan were used to finance the KHOA practice management affiliation. The loan was exchanged for 909,090 shares of common stock during August, 1996.

In May 1996, the Company entered into a $27.5 million Credit Facility with NationsBank and Union Planters to fund the Company's transaction and working capital needs and to repay its existing facility with Union Planters. The Credit Facility is comprised of a $22 million Acquisition Facility and a $5.5 million Working Capital Facility. The Acquisition Facility matures May 31, 1998 and bears interest at a variable rate equal to LIBOR plus a spread of between 1.5% and 2.625%, depending upon borrowing levels.

The Working Capital Facility matures May 30, 1997, subject to a one year extension, and bears interest at a variable rate equal to LIBOR plus a spread of between 1.875% and 2.375%. The Credit Facility is secured by a pledge of common stock in all of the Company's subsidiaries. In addition, the loan agreement contains a covenant precluding the encumbrance of the Company's assets without the consent of NationsBank and certain other affirmative, negative and financial covenants. At September 30, 1996 $26.9 million aggregate principal amount was outstanding under the Credit Facility with a current interest rate of approximately 7.7%. The Company's available credit under the Acquisition Facility at September 30, 1996, was $.6 million.

Additionally, long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $13.75 to $17.50. The unpaid principal amount of the long-term notes was $13.7 million at September 30, 1996.

In October, 1996 Response procured a $23.5 million credit facility from Seafield (the "Seafield Facility") to be used to finance acquisitions and for working capital. The loan is payable upon the earlier of the closing of a Response equity offering or August 1998. The Seafield Facility bears interest at a rate of 8% escalating at certain points during the term of the loan, is unsecured and is convertible at the election of Seafield into shares of Response common stock at a conversion price equal to the market price of the common stock at the date of conversion provided, however that after December 31, 1996, the conversion price will be the lower of market or $11.00 per share.

The Company's primary capital requirement is to fund affiliations with medical oncology practices. Subsequent to September 30, 1996, the Company completed practice management affiliations with The Center for Hematology Oncology, P.A., a three physician medical practice in Boca Raton, Florida; Weinreb, Weisberg, and Weiss, P.A., a three physician practice in Tamarac, Florida; Drs. Haraf, Antonucci, McCormack, and Kerns Medical Partnership, a four physician practice in Knoxville, Tennessee; Hematology Oncology Associates of the Treasure Coast, P.A., a three physician practice in Port St. Lucie, Florida; and Lawrence A. Snetman, M.D., P.A., a one physician practice in Miami, Florida. The total consideration was approximately $31.5 million, approximately $14.5 million of which was paid in cash, approximately $6.4 million by delivery of the Company's long-term unsecured interest-bearing amortizing promissory notes, approximately $4.2 million in the form of the Company's common stock and approximately $6.4 million by delivery of irrevocable standby letters of credit expiring on January 2, 1997. The cash consideration for these affiliations was primarily funded through borrowings under the Seafield Facility.

The Company has also executed an agreement to affiliate with West Clinic, P.C., an eight physician medical practice in Memphis, Tennessee. This agreement is subject to certain conditions which if not met by December 31, 1996 will cause its termination. The cash required to consummate the affiliation with the West Clinic, P.C. is approximately $27.5 million.

On July 17, 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to the public offering of 5,300,000 shares of its common stock, $.01 par value per share because of current market conditions, the Company is continuing to evauate a number of financing options both private and public.

The Company has received a commitment to increase the Credit Facility a minimum of $5 million. The Company anticipates that working capital generated from operations, amounts available under the Seafield Facility and amounts to be available under the Credit Facility will be adequate to expand the IMPACT(R) Center network and to manage the practices with which the Company has affiliated for the next 12 months. The Company's acquisition strategy is dependent upon capital resources in excess of working capital generated from operations and currently available credit facilities.

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

b.  Reports on Form 8K

The following documents related to practice acquisitions are incorporated herein by reference:

     -    The Company's Current Report on Form 8-K dated July 3, 1996.

     -    The Company's Current Report on Form 8-K/A dated July 3, 1996

     -    The Company's Current Report on Form 8-K dated September 3, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                      Response Oncology, Inc.


Date:  November 14, 1996              By: /s/ Debbie Elliott
       -----------------                  ------------------
                                          Debbie Elliott
                                          Executive Vice President, Finance
                                          (principal accounting officer)

Date:  November 14, 1996              By: /s/ Dena Mullen
       -----------------                  -------------------
                                          Dena Mullen
                                          Controller
                                          (principal accounting officer)