Form 10-K
period 1996-12-31
RESPONSE ONCOLOGY INC
filed 1997-03-31
CIK 763098

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - K

(Mark One)


 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
--- Act of 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996] For the fiscal year ended December 31, 1996

     Transaction Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
     For the Transaction Period
                                ---------------------
     Commission File Number
                                ---------------------

                           Response Oncology, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Tennessee                                 62-1212264
     ------------------------                  ------------------------
     (State of incorporation)                  (I.R.S. Employer ID No.)



     1775 Moriah Woods Blvd., Memphis, TN                 38117
  ----------------------------------------              ---------
  (Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code:  (901) 761-7000

         Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
     Title of each class                                on which registered
     -------------------                                -------------------

     Common Stock, par value $.01 per share.............NASDAQ National Market

         Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.  Yes X      No
                          ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any Amendment to this form 10-K
___

As of March 3, 1997, 11,967,543 shares of Common Stock of Response Oncology, Inc. were outstanding and the aggregate market value of such Common Stock held by non affiliates was $21,357,765 based on the closing sale price of $7.50 as of that date.

Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on June 5, 1997 are incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1997. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report under cover of a Form 8. The exhibits for this Form 10-K are listed on Page ____.

PART I


ITEM 1. BUSINESS

THE COMPANY

Response Oncology, Inc. (the "Company") is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of approximately 350 independent oncologists, manages the practices of oncologists with whom the Company has affiliated and conducts clinical cancer research on behalf of pharmaceutical manufacturers.

     IMPACT(R) Services   The Company presently operates 47 IMPACT(R) Centers
in 23 states which provide high-dose chemotherapy with stem cell support to cancer patients on an outpatient basis. Through its IMPACT(R) Centers, the Company has developed extensive medical information systems and databases containing clinical and patient information, analysis of treatment results and side effects and clinical care pathways. These systems and databases support the Company's clinical trials program, which involves carefully planned, uniform treatment regimens administered to a significant group of patients together with the monitoring of outcomes and side effects of these treatments. The clinical trials program allows the Company to develop a rational means of improving future treatment regimens by predicting which patients are most likely to benefit from different treatments.

     Each IMPACT(R) Center is staffed by, and makes extensive use of, experienced oncology nurses, pharmacists, laboratory technologists, and other support personnel to deliver outpatient services under the direction of independent medical oncologists. IMPACT(R) Center services include preparation and collection of stem cells, administration of high-dose chemotherapy, reinfusion of stem cells and delivery of broad-based supportive care.
IMPACT(R) Center personnel extend the support mechanism into the patient's home, further reducing the dependence on hospitalization. The advantages of this system to the physician and patient include (i) convenience of the local treatment facility; (ii) specialized on-site laboratory and pharmacy services, including home pharmacy support; (iii) access to the Company's clinical trials program to provide ongoing evaluation of current cancer treatment; (iv) specially trained medical and technical staff; (v) patient education and support materials through computer, video and staff consultation; and (vi) reimbursement assistance.

     High-dose chemotherapy is most appropriate for patients with lymphoma, acute leukemia, multiple myeloma and breast and ovarian cancer. Patients referred to the Company by the treating oncologist are placed on a treatment protocol developed from the cumulative analysis of the Company's approximately 3,000 high-dose cases. Protocols conducted at the IMPACT(R) Center begin with a drug regimen which allows for the collection and cryopreservation of stem cells. A stem cell is a cell which originates in the bone marrow and is a precursor to white blood cells. At the appropriate time, stem cells capable of restoring immune system and bone marrow function are harvested over a two to three day period. The harvested stem cells are then frozen and stored at the IMPACT(R) Center, and following confirmation of response to treatment and a satisfactory stem cell harvest, patients receive high-dose chemotherapy followed by reinfusion of stem cells. Most patients are then admitted to an affiliated hospital for 10-14 days. After discharge, the patient is monitored in the oncologist's office. The Company believes that the proprietary databases and the information gathering techniques developed from the foregoing programs enable practicing oncologists to manage cancer cases cost effectively. Clinical research conducted by the Company focuses on (i) improving cancer survival rates; (ii) enhancing the cancer patient's quality of life; (iii) reducing the costs of cancer care; and (iv) developing new approaches to cancer diagnosis, treatment and post-treatment monitoring.

     Since 1989, the Company has conducted a clinical trials program pursuant to which carefully planned, uniform treatments administered to a substantial number of patients have been monitored and studied, with the results being collected in a database and utilized to predict outcomes and determine utilization of high-dose chemotherapy as a treatment. In addition, the Company has recorded outcomes from over 3,000 cases in which high-dose chemotherapy was utilized as a treatment and has developed and continues to refine treatment pathways, which forecast the best outcome with the lowest possible cost. Pursuant to agreements between the Company and the oncologists who supervise their patients' treatment in IMPACT(R) Centers, such oncologists are obligated to record and monitor outcomes, collect information and report such information to the Company, for which the oncologists are paid a fixed fee.

     Oncology Practice Management Services   During 1996 the Company commenced
execution of a diversification strategy into physician practice management, consummating the acquisitions of 10 medical oncology practices including 38 medical oncologists in Florida and Tennessee. Through these acquisitions, the Company has sought to achieve deep geographic penetration in those markets, believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to management service agreements ("Service Agreements"), the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices.

     Pursuant to the Service Agreements, the Company is the sole and exclusive manager and administrator of all day-to-day business functions connected with the medical practice of an affiliated physician group. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. Under the terms of the Service Agreements in general, the Company (i) prepares annual capital and operating budgets; (ii) prepares financial statements; (iii) orders and purchases medical and office inventory and supplies; (iv) bills patients and third party payors;
(v) maintains accounting, billing, medical, and collection records; (vi) negotiates and administers managed care contracts; (vii) arranges for legal and accounting services related to practice operations; (viii) recruits, hires and appoints an executive director to manage and administer all of the day-to-day business functions of each practice; and (ix) manages all non-physician professional support and administrative personnel, clerical, secretarial, bookkeeping and collection personnel. The Company seeks to combine the purchasing power of numerous physicians to obtain favorable pricing and terms for equipment, pharmaceuticals and supplies and to obtain favorable contracts with suppliers.

     In addition, the Company provides its outcomes database, treatment protocols and pathways to affiliated oncologists, permitting these physicians to more effectively manage cancer cases. The Company utilizes its management expertise to conduct utilization review and quality assurance programs and establish well-defined medical policies for its affiliated physicians.

     In return for its management services and expertise, the Company receives a service fee based on net revenue or net operating income of the practice. Pursuant to each Service Agreement, the physicians and the practice agree not to compete with the Company and the practice. Each Service Agreement has an initial term of 40 years and, after the initial term, will be automatically extended for additional five year terms unless either party delivers written notice to the other party, 180 days prior to the expiration of the preceding term. The Service Agreement may only be terminated for cause. If the Company terminates the Service Agreement for cause, the practice is typically obligated to purchase assets (which typically include intangible assets) and pay liquidated damages, which are guaranteed by individual physicians for a period of time. Each Service Agreement provides for the creation of an oversight committee, a majority of whom are designated by the practice. The oversight committee is responsible for developing management and administrative policies for the overall operation of each clinic.

     Cancer Research Services The Company also utilizes its database to provide various types of data to pharmaceutical companies regarding the use of their products. The IMPACT(R) Center network and the Company's medical information systems make the Company ideally suited to this process. The Company is currently participating in several projects with leading pharmaceutical manufacturers to furnish data in connection with FDA applications and post-FDA approval marketing studies. Revenue from these contracts helps to underwrite the Company's clinical trials expenses. Such relationships with pharmaceutical companies allow patients and physicians earlier access to drugs and therapies and ensure access to clinical trials under managed care, which guarantee the Company's role as a leader in oncological developments.

COMPETITION

     As a result of growing interest among oncologists and the more widely recognized efficacy of high-dose chemotherapy treatments, the competitive environment in the field is starting to heighten. Most community hospitals with a commitment to cancer treatment are evaluating their need to provide high-dose treatments, and other entities are competing with the Company in providing high-dose services similar to those offered by the Company.

     Such competition has long been contemplated by the Company, and is indicative of the evolution of this field. While the Company believes that the demand for high-dose chemotherapy services is sufficiently large to support several significant providers of these services, it is subject to increasing competitive risks from these entities.

     In addition, the Company is aware of at least two competitors specializing in the management of oncology practices and two other physician management companies that manage at least one oncology practice. Several health care companies with established operating histories and significantly greater resources than the Company are also providing at least some management services to oncologists. There are certain other companies, including hospitals, large group practices, and outpatient care centers, that are expanding their presence in the oncology market and may have access to greater resources than the Company. Furthermore, organizations specializing in home and ambulatory infusion care, radiation therapy, and group practice management compete in the oncology market.

     The Company's revenue depends on the continued success of its affiliated physician groups. These physician groups face competition from several sources, including sole practitioners, single and multi-specialty groups, hospitals and managed care organizations.

GOVERNMENT REGULATION

     The delivery of healthcare items and services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and the individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of healthcare services. Federal law and regulations are based primarily upon the Medicare program and the Medicaid program, each of which is financed, at least in part, with federal money. State jurisdiction is based upon the state's authority to license certain categories of healthcare professionals and providers, and the state's interest in regulating the quality of healthcare in the state, regardless of the source of payment.

     The Company believes it is in material compliance with applicable laws. However, the laws applicable to the Company are subject to evolving interpretations and therefore, there can be no assurance that a review of the Company's or the affiliated physicians' practices by a court or law enforcement or regulatory authority will not result in a determination that could adversely affect the operations of the Company or the affiliated physicians. Furthermore, there can be no assurance that the laws applicable to the Company will not be amended in a manner that could adversely affect the Company.

FEDERAL LAW

     The federal healthcare laws apply in any case in which the Company is providing an item or service that is reimbursable under Medicare or Medicaid or is claiming reimbursement from Medicare or Medicaid on behalf of physicians with whom the Company has a Service Agreement. The principal federal laws include those that prohibit the filing of false or improper claims with the Medicare or Medicaid program, those that prohibit unlawful inducements for the referral of business reimbursable under Medicare or Medicaid and those that prohibit the provision of certain services by a provider to a patient if the patient was referred by a physician with which the provider has certain types of financial relationships.

     False and Other Improper Claims The federal government is authorized to impose criminal, civil and administrative penalties on any healthcare provider that files a false claim for reimbursement from Medicare or Medicaid. Criminal penalties are also available in the case of claims filed with private insurers if the government can show that the claims constitute mail fraud or wire fraud. While the criminal statutes are generally reserved for instances evidencing an obviously fraudulent intent, the civil and administrative penalty statutes are being applied by the government in an increasingly broader range of circumstances. For example, the government takes the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known that the services were unnecessary. The government also takes the position that claiming reimbursement for services that are substandard is a violation of these statutes if the claimant should have known that the care was substandard.

     Anti-Kickback Law Federal law commonly known as the "Anti-kickback Amendments" prohibits the offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce the referral of Medicare or Medicaid patients, or the ordering of items or services reimbursable under those programs. The law also prohibits remuneration that is intended to induce the recommendation of, or the arranging for, the provision of items or services reimbursable under Medicare and Medicaid. The law has been broadly interpreted by a number of courts to prohibit remuneration which is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a healthcare provider may be questioned under the Anti-kickback Amendment if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include criminal sanctions and exclusion from the federal healthcare program.

     In part to address concerns regarding the implementation of the Anti-kickback Amendments, the federal government in 1991 published regulations that provide exceptions, or "safe harbors," for certain transactions that will not be deemed to violate the Anti-kickback Amendments. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal services agreements and employee relationships. Subsequently, regulations were published offering safe harbor protection to additional activities, including referrals within group practices consisting of active investors. Proposed amendments to the Anti-kickback Regulations were published in 1994 which, if ultimately adopted, would result in substantive changes to existing regulations. The failure to qualify under a safe harbor provision, while potentially subjecting the activity to greater regulatory scrutiny, does not render the activity illegal per se.

     There are several aspects of the Company's relationships with physicians to which the Anti-kickback Law may be relevant. In some instances, the Company itself may become a provider of services for which it will claim reimbursement from Medicare or Medicaid, and physicians who are investors in the Company may refer patients to the Company for those services. Furthermore, the government may construe some of the marketing and managed care contracting activities of the Company as arranging for the referral of patients to the physicians with whom the Company has a management contract. Finally, at the request of a physician or medical practice with which the Company has a contract, the Company will manage in the physician's office the provision of ancillary services which the physician desires to make available to his patients. At the present time, the services provided by the Company in its IMPACT(R) Centers are generally not reimbursable by Medicare or Medicaid.

     Although neither the investments in the Company by physicians nor the management contracts between the Company and physicians qualify for protection under the safe harbor regulations, the Company does not believe that these activities fall within the type of activities the Anti-kickback Amendments were intended to prohibit. A determination that the Company had violated the Anti-kickback Amendments would have a material adverse effect on the Company's business.

     The Stark Self-Referral Law The Stark Self-Referral Law ("Stark Law") prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by Medicare or

Medicaid if the physician has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. The designated services covered by the law include radiology services, infusion therapy, radiation therapy, outpatient prescription drugs and hospital services, among others. In addition to the conduct directly prohibited by the law, the statute also prohibits "circumvention schemes," that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include (i) a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral; (ii) civil fines; and (iii) exclusion from the Medicare and Medicaid programs. The Stark Law contains a number of exceptions potentially applicable to the Company's operations. These include exceptions for a physician's ownership of publicly traded securities in a corporation with stockholders' equity exceeding $75 million as of the end of its most recent fiscal year, for certain in-office ancillary services and for certain personal services arrangements.

     The Company is not currently a provider of any designated health service under the Stark Law for which the Company claims reimbursement from Medicare or Medicaid. The Company intends to assure that any designated health services provided by physicians with whom the Company has a management contract will qualify under the applicable exception in the Stark Law for in-office services. However, because the Company will provide management services related to those designated health services, there can be no certainty that the Company will not be considered as the provider for those services. In that event, the referrals from the physicians will be permissible only if (i) the Company qualifies for the exception for publicly-traded corporations and (ii) the management contract meets the exception in the Stark Law for payments by physicians to a health care entity. To qualify for such exception, such payments must be set at a fair market value. The Company intends to structure its arrangements so as to qualify for applicable exceptions under the Stark Law, however, there can be no assurance that a review by courts or regulatory authorities would not result in a contrary determination.

STATE LAW

     State Anti-Kickback Laws Many states have laws that prohibit the payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under the state Medicaid program. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. The Company believes, based on the advice of counsel, that these laws prohibit payments to referral sources only where a principal purpose for the payment is for the referral. The Company pays oncologists, who supervise their patients' treatment at the IMPACT(R) Centers, fees for collecting and monitoring treatment and outcomes data and reporting such data to the Company. The Company believes such fees reflect the fair market value of the services rendered by such physicians to the Company. However, the laws in most states regarding kickbacks have been subjected to limited judicial and regulatory interpretation and therefore, no assurances can be given that the Company's activities will be found to be in compliance. Noncompliance with such laws could have an adverse effect upon the Company and subject it and such physicians to penalties and sanctions.

     State Self-Referral Laws A number of states have enacted self-referral laws that are similar in purpose to the Stark Self-Referral Law. However, each state law is unique. For example, some states only prohibit referrals where the physician's financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Finally, some states do not prohibit referrals, but merely require that a patient be informed of the financial relationship before the referral is made. The Company believes that it is in compliance with the self-referral law of any state in which the Company has a financial relationship with a physician.

     Fee-Splitting Laws Many states prohibit a physician from splitting with a referral source the fees generated from physician services. Other states have a broader prohibition against any splitting of a physician's fees, regardless of whether the other party is a referral source. In most cases, it is not considered to be fee-splitting when the payment made by the physician is reasonable reimbursement for services rendered on the physician's behalf.

     The Company will be reimbursed by physicians on whose behalf the Company provides management services. The Company intends to structure the reimbursement provisions of its management contracts with physicians in order to comply with applicable state laws relating to fee-splitting. However, there can be no certainty that, if challenged, the Company and its affiliated physicians will be found to be in compliance with each state's fee-splitting laws.

     Corporate Practice of Medicine Most states prohibit corporations from engaging in the practice of medicine. Many of these state doctrines prohibit a business corporation from employing a physician. However, states differ with respect to the extent to which a licensed physician can affiliate with corporate entities for the delivery of medical services. Some states interpret the "practice of medicine" broadly to include decisions that have an impact on the practice of medicine, even where the physician is not an employee of the corporation and the corporation exercises no discretion with respect to the diagnosis or treatment of a particular patient.

     The Company's standard practice under its management contracts is to avoid the exercise of any responsibility on behalf of its physicians that could be construed as affecting the practice of medicine. Accordingly, the Company believes that it is not in violation of applicable state laws relating to the corporate practice of medicine. However, because such laws and legal doctrines have been subjected to only limited judicial and regulatory interpretation, there can be no assurance that, if challenged, the Company will be adjudicated to be in compliance with all such laws and doctrines.

     Insurance Laws   Laws in all states regulate the business of insurance and
the operation of HMOs. Many states also regulate the establishment and operation of networks of health care providers. While these laws do not generally apply to companies that provide management services to networks of physicians, there can be no assurance that regulatory authorities of the states in which the Company operates would not apply these laws to require licensure of the Company's operations as an insurer, as an HMO or as a provider network. The Company believes that it is in compliance with these laws in the states in which it does business, but there can be no assurance that future interpretations of insurance and health care network laws by regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations.

     State Licensing The Company's laboratories operated in conjunction with certain IMPACT(R) Centers are registered with the U.S. Food & Drug Administration and are certified pursuant to the Clinical Laboratory Improvement Amendments of 1988. In addition, the Company maintains pharmacy licenses for all IMPACT(R) Centers having self-contained pharmacies, and state health care facility licenses, where required.

REIMBURSEMENT AND COST CONTAINMENT

     Approximately 50% of the net revenue of the Company's practice management division and less than five percent of the revenue of the Company's
IMPACT(R) division is derived from payments made by government sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. In recent years, the federal government has sought to constrain the growth of spending in the Medicare and Medicaid programs. Through the Medicare program, the federal government has implemented a resource-based relative value scale ("RBRVS") payment methodology for physician services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. The implementation of RBRVS may result in reductions in payment rates for procedures provided by physicians under current contract with the Company. RBRVS-type payment systems have also been adopted by certain private third party payors and may become a predominant payment methodology. A broader implementation of such programs would reduce payments by private third party payors and could indirectly reduce the Company's operating margins to the extent that the cost of providing management services related to such procedures could not be proportionately reduced. To the extent the Company's costs increase, the Company may not be able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in non-governmental insurance plans, the Company may not be able to shift cost increases to non-governmental payors. The Company expects a reduction from historical levels in per patient Medicare revenue received by certain of the physician groups with which the Company contracts; however, the Company does not believe such reductions would, if implemented, result in a material adverse effect on the Company.

     In addition to current governmental regulation, the Clinton Administration and several members of Congress have proposed legislation for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain of such health care proposals, such as reductions in Medicare and Medicaid payments, if adopted, could adversely affect the Company. Other aspects of such proposals, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on the Company's business. It is not possible at this time to predict what, if any, reforms will be adopted by Congress or state legislatures, or when such reforms would be adopted and implemented. As health care reform progresses and the regulatory environment accommodates reform, it is likely that changes in state and federal regulations will necessitate modifications to the Company's agreements and operations. While the Company believes it will be able to restructure in accordance with applicable laws and regulations, the Company cannot assure that such restructuring in all cases will be possible or profitable.

     Rates paid by private third party payors, including those that provide Medicare supplemental insurance, are based on established physician, clinic and hospital charges and are generally higher than Medicare payment rates. Changes in the mix of the Company's patients among the non-governmental payors and government sponsored health care programs, and among different types of non-government payor sources, could have a material adverse effect on the Company.

EMPLOYEES

     As of March 1, 1997, the Company employed approximately 500 persons, approximately 400 of whom were full-time employees. Under the terms of the Service Agreements with the affiliated physician groups, the Company is responsible for the practice compensation and benefits of the groups' non-physician medical personnel. No employee of the Company or of any affiliated physician group is a member of a labor union or subject to a collective bargaining agreement. The Company believes that its labor relations are good.

ITEM 2. PROPERTIES

     As of March 1, 1997 the Company leased 36,500 square feet of space at 1775 Moriah Woods Boulevard, in Memphis, Tennessee, where the Company's headquarters are located. The lease expires in 2002. The Company also leases all facilities housing the Company's operating facilities. The Company is also liable under leases for facilities where affiliated practices to which the Company provides management services are located. Management believes that the Company's properties are well maintained and suitable for its business operations. The Company may lease additional space in connection with the development of future treatment facilities or practice affiliations.

ITEM 3. LEGAL PROCEEDINGS

     No material litigation is currently pending against the Company, and the Company is not aware of any outstanding claims against any affiliated physician group that would have a material adverse effect on the Company's financial condition or results of operations. The Company expects its affiliated physician groups to be involved in legal proceedings incident to their business, most of which are expected to involve claims related to the alleged medical malpractice of its affiliated oncologists.

ITEM 4. MATTERS SUBMITTED TO STOCKHOLDERS' VOTE

               Not applicable.

                                   PART II

ITEM 5. MARKET INFORMATION AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is quoted on The Nasdaq Stock Market's National Market under the symbol "ROIX". Prior to October 26, 1995, the common stock was listed on the American Stock Exchange under the symbol "RTK". As of March 1, 1997 the Company's common stock was held by approximately 600 shareholders of record.

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



Year Ended December 31, 1996                  Year Ended December 31, 1995
----------------------------                  ----------------------------
                           High      Low                               High     Low
                           ----      ---                               ----     ---
First Quarter              16 1/2    12       First Quarter            12 1/2   8 1/2
Second Quarter             21        12 1/2   Second Quarter           13 3/4   9 1/16
Third Quarter              17        12 1/2   Third Quarter            21 1/4   7 1/2
Fourth Quarter             14 7/8     9 1/4   Fourth Quarter           20       9 1/4


Recent Sales of Unregistered Securities

Securities Issued in connection with Physician Practice Affiliations:
During the Registrant's 1996 fiscal year, the Registrant issued shares of its Common Stock, warrants to purchase the Registrant's Common Stock and unsecured, and subordinated promissory notes ("PIK Notes") payable at the option of holders in shares of Common Stock (collectively, the "Unregistered Securities") in ten separate acquisition transactions pursuant to which the Registrant acquired the operating assets or stock of ten medical oncology practices from the physician owners ("Physician Owners") thereof or the professional association owned by such Physician Owners ("PA"). In each case, the Unregistered Securities were issued in exchange for either 100% of the outstanding stock owned by the Physician Owners of the practices or, in one case, certain of the assets of the PA. The Unregistered Securities were offered and issued to the Physician Owners or, in one instance, the PA, in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933. Each of the Physician Owners was an accredited investor, as that term is defined in Rule 501 under Regulation D, and each Physician Owner was represented by competent transactional counsel. The affiliation transactions and Unregistered Securities issued in connection with the affiliations are as follows:

     In January 1996, the Registrant issued to Physician Owners a single 9% PIK
Note in the principal amount of $5,959,972 that matures in 2011, with principal and interest payable on an amortized basis. Any payment of principal and interest may be paid, at the option of the holder of the PIK Note, in shares of Common Stock at a conversion price of $14.00 per share.

     In April 1996, the Registrant issued to Physician Owners 80,000 warrants to purchase Common Stock at a price of $11.75. In addition, the Registrant issued a 5% PIK Note to a Physician Owner in the principal amount of $150,000 maturing in 1997, payment of which may be made, at the option of the holder, in shares of Common Stock at a conversion price of $11.75 per share.

     In June 1996, the Registrant issued to a Physician Owner 196,154 shares of Common Stock. In addition, the Registrant issued to the Physician Owner a $5.1 million 4% PIK Note maturing in 1998, payment of which may be made, at the option of the holder, in shares of Common Stock at a conversion price of $15.60 per share.

     In July 1996, the Registrant issued to Physician Owners an aggregate of 117,600 shares of Common Stock.

     In August 1996, the Registrant issued to Physician Owners 5% PIK Notes in the aggregate of $1,900,000 maturing August 1, 2001, payment of which may be made, at the option of the holders, in shares of Common Stock at a conversion price of $13.75.

     In October 1996, the Registrant issued to the P.A. or Physician Owners an aggregate of 326,170 shares of Common Stock. In addition, the Registrant issued 4% and 5% PIK Notes in the aggregate of $5,636,625 maturing through 2001, payment of which may be made, at the option of the holders, in shares of Common Stock at conversion prices ranging from $12.73 to $18.00 (approximately $4 million of which has a conversion price of $12.73).

     In November 1996, the Registrant issued 47,836 shares of Common Stock. In addition, the Registrant issued to Physician Owners 5.6% PIK Notes in the aggregate of $772,500, payment of which may be made, at the option of the holders, in shares of Common Stock at a conversion price of $14.20.


Securities Issued to Controlling Shareholder

     In April 1996, the Registrant issued an unsecured, $10 million convertible note to Seafield Capital Corporation ("Seafield"), the Registrant's controlling shareholder, bearing interest at the rate of prime plus 1%, which after August 1, 1996, became convertible at the election of Seafield into shares of the Company's Common Stock. Proceeds of the loan were used to finance a practice management affiliation. The note was exchanged for 909,090 shares of Common Stock during August 1996.

     In October 1996, the Registrant obtained a $23.5 million credit facility from Seafield to be used to finance practice affiliations and for working capital. The facility was evidenced by a convertible note payable upon the earlier of the closing of an equity offering or August 1, 1998. The note provided for interest at a rate of 8% escalating at certain points during the term of the note, was unsecured and was convertible at the election of Seafield Capital Corporation into shares of the Company's common stock at a conversion price equal to the market price of the common stock at the date of conversion; provided, however, that after December 31, 1996, the conversion price would be the lower of market or $11.00 per share.


ITEM 6.  SELECTED FINANCIAL DATA
         (in thousands except per share data)



                                                      Year Ended December 31
                                           ---------------------------------------------
                                             1996     1995      1994     1993     1992
                                           --------  -------  --------  -------  -------
Net revenue and other income               $ 67,553  $44,580  $38,471   $37,885  $28,043

Net earnings (loss)                             910    2,314   (2,346)      700      591

Net earning (loss) to common shareholders       907    2,310   (2,349)      697      584

Total assets                                142,950   24,765   21,037    25,877   17,100

Long-term debt and lease obligations         62,230       15       29       185      320

Earnings (loss) per common share (1)       $   0.11  $  0.32  $ (0.34)  $  0.10  $  0.09

(1) On November 2, 1995, the Company effected a one-for-five reverse split of its common stock. Earnings (loss) per common share computations have been restated to retroactively reflect the reverse split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts clinical cancer research on behalf of pharmaceutical manufacturers. Approximately 350 medical oncologists are associated with the Company through these programs.

     In 1990 the Company began development of a network of specialized IMPACT(R) Centers to provide complex outpatient chemotherapy services under the direction of practicing oncologists. The majority of the therapies provided at the IMPACT(R) Centers entail the administration of high-dose chemotherapy coupled with peripheral blood stem cell support of the patient's immune system. At December 31, 1996, the Company's network consisted of 47 IMPACT(R) Centers, including 24 wholly-owned, 12 managed programs, and 11 owned and operated in joint venture with a host hospital. Prior to January 1996, the Company derived substantially all of its revenues from outpatient cancer treatment services through reimbursements from third party payors on a fee-for-service or discounted fee-for-service basis.

     During 1996 the Company commenced execution of a diversification strategy into practice management. Such diversification included the affiliation during 1996 with 38 physicians in 10 medical oncology practices in Florida and Tennessee. The Company has sought deep geographic penetration in those markets believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services.

     In its practice management relationships, the Company has predominantly used two models of Service Agreements: (i) an "adjusted net revenue" model; and (ii) a "net operating income" model. Service Agreements utilizing the adjusted net revenue concept provide for the payment by the physician group out of practice net revenue, in the following order of payment (A) physician retainage (i.e. physician compensation, benefits, and perquisites, including malpractice insurance) of between 24% and 50% of net revenue ("Physician Expense"); (B) a clinic expense portion of the management fee (the "Clinic Expense Portion") equal to the aggregate actual practice operating expenses exclusive of Physician Expense; and (C) a base service fee portion (the "Base Fee") of between 8.7% and 29.5% of net revenue. In the event that net revenue is insufficient to pay all of the foregoing in full, then the Base Fee is first reduced, followed by the Clinic Expense Portion of the management fee, and finally, physician retainage, therefore effectively shifting all operating risk to the Company. In each Service Agreement utilizing the adjusted net revenue model, the Company is entitled to a Performance Fee generally equal to 50% of Annual Surplus, defined as the excess of practice revenue over the sum of Physician Retainage, the Clinic Expense Portion, and the Base Fee.

     Service Agreements utilizing the net operating income model provide for a management fee equal to the sum of a Clinic Expense Portion (see preceding paragraph) plus a percentage (the "Percentage Portion"), ranging from 20% to 40%, of the net operating income of the practice (defined as net revenue minus practice operating expenses). In those practice management relationships utilizing the net operating income model Service Agreement, the Company and the physician group share the risk of expense increases and revenue declines, but likewise share the benefits of expense savings, economies of scale and practice enhancements.

     Each Service Agreement contains a liquidated damages provision binding the physician practice and the principals thereof in the event the Service Agreement is terminated "for cause" by the Company. The liquidated damages are a declining amount, equal in the first year to the purchase price paid by the Company for practice assets and declining over a period of between 5 and 17.5 years. Principals are relieved of their individual obligations for liquidated damages only in the event of death, disability, or retirement at a predetermined age.

RESULTS OF OPERATIONS

1996 Compared to 1995

     Net revenue increased 52% to $67.4 million compared to $44.3 million for the year ended December 31, 1995. Net revenue from patient services decreased $.4 million from $33.8 million in 1995 to $33.4 million in 1996. Several jointly-owned IMPACT(R) Centers became operational during 1996 that minimized the effect of the closure of three wholly-owned IMPACT(R) Centers. These sites were closed due to affiliations by referring physicians with another physician practice management company prior to the Company establishing its own practice management alternative for oncologists. Practice management service fees from affiliations consummated beginning in January 1996, were $19.3 million or 84% of the overall increase in net revenue. Additionally, pharmaceutical sales to physicians increased $3.7 million from $9.8 million in 1995 to $13.5 million in 1996. Practice management service fees and pharmaceutical sales to physicians both carry a lower operating margin than the Company's traditional patient service revenue.

     EBITDA (earnings before interest, taxes, depreciation and amortization) increased $3.3 million or 80% to $7.4 million for the year ended
December 31, 1996, in comparison to $4.1 million for the year ended December 31, 1995. EBITDA is not intended to represent net income, cash flow, or any other measure of performance in accordance with generally accepted accounting principles, but is included because the Company believes it is useful for measuring and identifying trends with respect to the Company's operating performance and creditworthiness. The increase in EBITDA is primarily due to the increase in revenues related to Service Agreements with affiliated physicians.

     Operating expenses increased $18.9 million, or 57%, from $32.9 million in 1995 to $51.8 million in 1996. Operating expenses consist primarily of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense, and other operational costs. Operating expenses as a percentage of net revenue were 77% and 74% for the years ended 1996 and 1995, respectively. The increase is primarily due to clinic expenses incurred at the affiliated physician practices under the Service Agreements. The increase as a percentage of net revenue is due to the lower margins realized on increased practice management service fees and pharmaceutical sales to physicians.

     Lab and pharmacy expense, which represents the largest component of operating expenses, increased $11.6 million, or 62%, from 1995 to 1996.
Payroll costs increased $2.8 million, or 42%, from 1995 to 1996. The increases are primarily related to lab and pharmacy expenses and payroll costs at the affiliated physician practices that were not included in the Company's operating results in 1995.

     General and administrative costs increased $.7 million, or 12%, from $5.5 million in 1995 to $6.2 million in 1996. Salaries and benefits, which represent the largest component of general and administrative expenses, were $4.2 million in 1996 and $3.3 million in 1995. The increase is primarily due to the addition of operational management personnel for the practice management division and general increases in salaries and benefits. General and administrative costs as a percentage of net revenue were 9% and 12% in 1996 and 1995, respectively. The decrease as a percentage of net revenue is due to the significant increase in the revenue base from practice management service fees without a significant increase in general and administrative costs.

     Depreciation and amortization increased $1.8 million from $1.7 million in 1995 to $3.5 million in 1996. The increase is primarily attributable to the amortization of the Service Agreements purchased in practice management affiliations consummated during 1996.

     Interest expense was $2.6 million in 1996 related to borrowings under the Company's Credit Facility and debt assumed and/or issued in connection with practice management affiliations.

     The provision for doubtful accounts decreased $.5 million from $2.1 million in 1995 to $1.6 million in 1996. The provision as a percentage of net revenue from patient services was 5% and 6% for 1996 and 1995, respectively. The decrease is attributable to a higher proportion of contracted patient accounts. The Company's collection experience in 1996 and 1995 may not be indicative of future periods.

     Other costs of $.6 million were primarily non-recurring costs associated with the Company's financing efforts in 1996.

     Tax net operating loss carryforwards were utilized to reduce income tax expense to zero. As of December 31, 1996, the Company had available net operating loss carryforwards totaling approximately $4.5 million, all of which is subject to certain annual limitations due to a change in ownership for tax purposes in 1990. The use of net operating loss carryforwards is also dependent upon future taxable income. See Note G to the consolidated financial statements.

1995 Compared to 1994

     The Company recorded net earnings of $2.3 million compared to a loss of $2.3 million for the year ended December 31, 1994. The significant improvement in operations in 1995 compared to 1994 is attributable to increased revenues from the increased referrals of high-dose chemotherapy patients, including the establishment of additional IMPACT(R) Centers, principally in joint venture with hospitals, and the further development of physician investigator studies for the pharmaceutical industry.

     Net revenue increased $6.0 million, or 16%, from 1994 to 1995. In addition to an approximate $2.1 million increase in net revenues from services to patients to $33.8 million in 1995, sales of pharmaceuticals to physicians increased by $3.3 million to $9.8 million and revenues from physician investigator studies in 1995, the first year of significant revenues generated from this source, amounted to $.7 million.

     Operating expenses increased $1.1 million, or 4%, from 1994 to 1995. Operating expenses consist primarily of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense and other operational costs. These expenses are expected to display a high degree of variability in proportion to Center revenues. Operating expenses as a percentage of net revenue were 74% and 83% for the years ended 1995 and 1994, respectively. This decrease is primarily attributable to operating efficiencies at higher levels of Center activity and certain fixed operating expenses being spread over a larger revenue base.

     Lab and pharmacy expense, which represents the largest component of operating expenses, increased $1.7 million, or 10%, from 1994 to 1995. The increase is primarily due to an increase in patient referrals and pharmaceutical supply expense related to sales to physicians. A reduction in medical director fees and other operating expenses of $.5 million was realized during 1995.

     General and administrative costs increased $1.2 million, or 29%, from 1994 to 1995. Salaries and benefits, which represent the largest component of general and administrative expenses, were $3.3 million in 1995 and $2.2 million in 1994. The increase is primarily due to management incentive compensation relative to significant improvement in operations and general increases in salaries and benefits. General and administrative costs as a percentage of net revenue were 12% and 11% in 1995 and 1994, respectively.

     Depreciation expense decreased $.1 million from 1994 to 1995. The decrease is primarily attributable to many prior capital expenditures becoming fully depreciated. Amortization expense decreased $.2 million from 1994 to 1995 due to the startup costs of many Centers being fully amortized after a two-year operational period.

     The provision for doubtful accounts decreased $.4 million from 1994 to 1995. The provision as a percentage of net revenue was 5% and 7% for 1995 and 1994, respectively. The decrease is attributable to a higher proportion of contracted patient accounts, improved collections performance and an increase in revenues from physician sales, hospital management fees, and contract research for which collection is more certain. The Company's collection experience in 1995 and 1994 may not be indicative of future periods.

     Tax net operating loss carryforwards were utilized to fully offset 1995 taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company's working capital was $14.6 million with current assets of $31.7 million and current liabilities of $17.1 million. Cash, cash equivalents, and short-term investments represented $.4 million of the Company's current assets. The increases in other current assets are related to receivables acquired through practice management affiliations and amounts due from affiliated physicians for practice management service fees. Current liabilities increased for amounts payable for operating expenses of practices under management and liabilities assumed as consideration in the practice management affiliations.

     Cash used by operating activities was $3.7 million in 1996 as compared to cash provided by operating activities of $2.1 million in 1995. The decrease in
operating cash flow is primarily due to   advances made to fund operations of
recent practice management affiliations and increased general and administrative expenses in 1996 related to the Company's diversification into physician practice management.

     Cash used by investing activities was $53.3 million and $1.6 million in 1996 and 1995, respectively. The increase primarily represents funds used to acquire the nonmedical assets of the physician practices. Cash provided by financing activities was $53.3 million in 1996 and $.8 million in 1995. The increase in 1996 primarily represents proceeds from borrowings under the Company's Acquisition Facility and from Seafield Capital Corporation ("Seafield") to finance practice management affiliations.

     In April 1996, the Company obtained an unsecured $10.0 million loan (the "Seafield Note") from Seafield bearing interest at the rate of prime plus 1%, which after August 1, 1996, became convertible at the election of Seafield into shares of the Company's common stock. Proceeds of the loan were used to finance a practice management affiliation. The loan was exchanged for 909,090 shares of common stock during August, 1996.

     In May 1996, the Company entered into a $27.5 million Credit Facility with NationsBank and Union Planters to fund the Company's acquisition and working capital needs and to repay its existing facility with Union Planters. The Credit Facility, comprised of a $22.0 million Acquisition Facility and a $5.5 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Acquisition Facility matures May 31, 1998, and bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.625%, depending upon borrowing levels. The Working Capital Facility matures May 30, 1997, subject to a one-year extension, and bears interest at a variable rate equal to LIBOR plus a spread between 1.875% and 2.375%. At December 31, 1996, $20.9 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 7.7%. The Company's available credit under the

Credit Facility at December 31, 1996 was $.2 million.   The Credit
Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. As of December 31, 1996, the Company was in compliance with the covenants included in the Credit Facility.

     The Company has received a commitment to increase the Credit Facility to $45 million. The Company anticipates that working capital generated from operations and anticipated availability under the Credit Facility will be adequate to expand the IMPACT(R) Center network, manage the practices with which the Company has affiliated, and to make certain strategic acquisitions for the next 12 months. The Company's acquisition strategy is dependent upon capital resources in excess of working capital generated from operations and currently available credit facilities.

     Additionally, long-term unsecured, amortizing, promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $11.75 to $18.00. The unpaid principal amount of the long-term notes was $26.5 million at December 31, 1996.

     In October 1996, the Company procured a $23.5 million credit facility from Seafield (the "Seafield Facility") to finance acquisitions and for working capital.  At December 31, 1996, $22.5 million was outstanding under the
Seafield Facility at an interest rate of 8%.   On February 26, 1997, the $23.5
million loan and accrued interest of $.7 million was exchanged for 3,020,536 shares of the Company's common stock at a rate of $8 per share (which exchange rate was above the quoted market price of the common stock at the date of conversion). Simultaneous with the conversion, Seafield announced its intention to consider a distribution to its shareholders in 1997 of Seafield's shares of the Company's common stock.

     On July 17, 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to the public offering of 5.3 million shares of its common stock, $.01 par value per share. Because of market conditions subsequent to filing, the Company chose not to pursue the public offering and sought acquisition financing from the aforementioned sources. The registration statement has not been withdrawn and could be utilized in connection with any distribution by Seafield, if made.

     Capital expenditures of $1.0 million for the year ended December 31, 1996, were primarily associated with the expansion of the Company's network of IMPACT(R) Centers. No material commitments for capital expenditures currently exist.

     The Company is committed to future minimum lease payments under operating leases of $18.7 million for administrative and operational facilities.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, and Statement of Financial Accounting Standards No. 129 (SFAS 129), Disclosure of Information about Capital Structure. SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. Management believes that the Company's adoption of these standards, when effective, will not have a significant impact on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is submitted in a separate section of this report (see pages ___ through ___).


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the sections entitled "Executive Officers" and "Nominees for Election as Directors" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 5, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 5, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners, Directors and Management" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 5, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 5, 1997.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report

(A)(3)      LISTING OF EXHIBITS

3(a)      Charter(1)
3(b)      Bylaws(1)
4         Trust Indenture, Deed of Trust and Security Agreement dated April 3,
          1990(2)
10(a) Securities Purchase Agreement dated September 26, 1990 between the Registrant and Investor(3)
10(b) Amendment to Securities Purchase Agreement dated July 25, 1991 (reference 10(a) above)(3)
10(c)*    Registrant's 1990 Non-Qualified Stock Option Plan, as amended**(4)(6)
10(d)     Employment agreement between the Registrant and William H. West,
          M.D. dated July 1, 1995*
10(e) Employment agreement between the Registrant and Joseph T. Clark dated July 1, 1995**(5)
10(f) Stock Purchase Agreement between the Registrant and stockholders of Oncology Hematology Group of South Florida (incorporated herein by reference)(8)
10(g) Service Agreement between the Registrant and stockholders of Oncology Hematology Group of South Florida (incorporated herein by reference)(8)
10(h)** Amendment to 1990 Registrant's Non-Qualified Stock Option Plan adopted April 20, 1995(5)
10(i) Employment agreement between the Registrant and Charles H. Weaver, M.D. dated July 1, 1995**(5)
10(j) Purchase and Sale Agreement by and among Response Oncology, Inc., Knoxville Hematology Oncology Associates and Partners of Knoxville Hematology Oncology Associates dated April 12, 1996 (incorporated herein by reference)(9)
10(k) Service Agreement between Response Oncology, Inc., Knoxville Hematology Oncology Associates, P.L.L.C. and Members of Knoxville Hematology Oncology Associates, P.L.L.C. dated April 12, 1996 (incorporated herein by reference)(9)
10(l) Stock Purchase Agreement among Registrant, Jeffrey L. Paonessa, M.D. and J. Paonessa, M.D., P.A. (incorporated herein by reference)(10)
10(m)     Service Agreement between the Registrant and stockholders of Jeffrey
          L. Paonessa, M.D., P.A. (incorporated herein by reference)(10)
10(n) Service Agreement between the Registrant and stockholders of Southeast Florida Hematology Oncology Group, P.A. (incorporated herein by reference)(11)
10(o) Stock Purchase Agreement between the Registrant and stockholders of Southeast Florida Hematology Oncology Group, P.A. (incorporated herein by reference)(7)
10(p) Stock Purchase Agreement by and among the Registrant and Stockholders of Rosenberg and Kalman, M.D., P.A. (incorporated herein by reference)(11)
10(q)** Amendment No. 3 to 1990 Registrant's Non-Qualified Stock Option Plan adopted December 16, 1995(6)
10(r) Service Agreement between the Registrant, Rosenberg & Kalman, M.D., P.A., and Stockholders of R&K, M.D., P.A. (incorporated herein by reference)(11)

10(s) Asset Purchase Agreement by and among the Registrant, Stockholders of The Center for Hematology-Oncology, P.A. and The Center for Hematology-Oncology, P.A. (incorporated herein by reference)(12)
10(t) Stock Purchase Agreement by and among the Registrant, Stockholders of Hematology Oncology Associates of the Treasure Coast, P.A. and Hematology Oncology Associates of the Treasure Coast, P.A. (incorporated herein by reference)(13)
10(u) Loan Agreement dated May 31, 1996 between Registrant, NationsBank of Tennessee, N.A. and Union Planters National Bank
10(v) Agreement of Payment and Satisfaction dated as of February 26, 1997, between the Registrant and Seafield Capital Corporation(14)
10(w)   Registrant's 1985 Stock Option Plan, as amended(15)
11      Statement re Computation of Per Share Earnings.
13 Annual Report to Stockholders for the year ended December 31, 1996 - to be filed
21      List of Subsidiaries
23      Consent of Independent Auditors
27      Financial Data Schedule (for SEC use only)
-----------
  * These documents may be obtained by stockholders of Registrant upon written request to: Response Oncology, Inc., 1775 Moriah Woods Blvd., Memphis, Tennessee 38117
 **   Management Compensatory Plan
  + Response Tech Healthcare Corporation, formerly a wholly-owned subsidiary of the Registrant, was merged into the Registrant effective on February 25, 1997

 (1)  Incorporated by reference to the Registrant's 1989 10-K, dated July 31,
      1989
 (2) Incorporated by reference in the initial filing of the Registrant's 1990 10-K, dated July 18, 1990, filed July 20, 1990 and amended on September 19, 1990
 (3)  Incorporated by reference to the Registrant's 1991 10-K, dated July 26,
      1991
 (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-45616) effective February 11, 1992
 (5)  Incorporated by reference to the Registrant's 1995 10-K, dated March 29,
      1996
 (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 333-14371) effective October 11, 1996
 (7)  Form 8-K filed July 15, 1996 (File No. 0-15416)
 (8)  Form 8-K filed January 17, 1996 (File No. 0-15416)
 (9)  Form 8-K filed April 30, 1996 (File No. 0-15416)
(10)  Form 8-K filed July 5, 1996 (File No. 0-15416)
(11)  Form 8-K filed September 18, 1996 (File No. 1-09922)
(12)  Form 8-K filed October 21, 1996 (File No. 1-09922)
(13)  Form 8-K filed November 5, 1996 (File No. 1-09922)
(14)  Form 13D/A filed March 10, 1997 (File No. 005-37885)
(15) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-21333) effective April 26, 1988

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RESPONSE ONCOLOGY, INC.


                                            By:/s/Joseph T. Clark
                                               --------------------------
                                               Joseph T. Clark
                                               President, Chief Executive
                                               Officer, and  Director

                                               Date: March --, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


           By:  /s/Frank M. Bumstead        By:  /s/P. Anthony Jacobs
                --------------------------       --------------------
                Frank M. Bumstead                P. Anthony Jacobs
                Vice-Chairman of the Board       Director

                Date: March --, 1997             Date: March --, 1997

           By:  /s/Joseph T. Clark          By:   /s/Dena L. Mullen
                --------------------------        ------------------------
                Joseph T. Clark                   Dena L. Mullen
                President, Chief Executive        Controller and Principal
                Officer, and Director             Accounting Officer

                                                  Date: March --, 1997
                Date: March --, 1997

           By:  /s/Mary E. Clements         By:  /s/James R. Seward
                --------------------             ------------------------
                Mary E. Clements                 James R. Seward
                Executive Vice                   Director
                President of Finance
                and Principal Financial
                Officer
                                                 Date: March --, 1997
                Date: March --, 1997
                                            By:  /s/William H. West, M.D.
                                                 ------------------------
                                                 William H. West, M.D.
                                                 Chairman of the Board

                                                 Date: March --, 1997

Independent Auditors' Report
The Board of Directors
Response Oncology, Inc.

     We have audited the consolidated balance sheets of Response
Oncology, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Oncology, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                              KPMG PEAT MARWICK LLP
Memphis, Tennessee
February 12, 1997

PART I - FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS
        RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS
        (Dollar amounts in thousands)                                             December 31
                                                                             --------------------
ASSETS                                                                          1996        1995
                                                                             ----------  --------

CURRENT ASSETS
Cash and cash equivalents                                                    $    415  $    4,205
Short-term investments                                                              -         362
Accounts receivable, less allowance for doubtful accounts
  of $1,774 and $2,080                                                         14,297      13,935
Supplies                                                                        2,415       1,119
Prepaid expenses and other current assets                                       2,168       1,016
Due from affiliated physicians                                                 12,423           -
                                                                             --------    --------
TOTAL CURRENT  ASSETS                                                          31,718      20,637

Property and equipment - at cost, less accumulated
  depreciation and amortization of $8,160 and $6,236                            5,406       3,822
Deferred charges, less accumulated amortization of $232 and $66                   490         187
Management service agreements, less accumulated amortization of $1,345        101,963           -
Deferred tax asset                                                              3,267           -
Other assets                                                                      106         119
                                                                             --------    --------
TOTAL ASSETS                                                                 $142,950    $ 24,765
                                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                             $  4,863    $  3,691
Accrued expenses and other liabilities                                          4,268       1,135
Notes payable                                                                   7,847           -
Capital lease obligations                                                          74          58
                                                                             --------    --------
TOTAL CURRENT LIABILITIES                                                      17,052       4,884


Capital lease obligations, less current portion                                   124          15
Notes payable, less current portion (including $22,494 due to Parent)          62,106           -
Deferred tax liability                                                         25,127           -
Minority interest                                                                 374          23


STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $1.00 par value, authorized 3,000,000 shares; issued and outstanding 27,233 and 27,833 shares, respectively,
  liquidating preference $11.00 per share                                          27          28
Common Stock, $.01 par value, authorized 30,000,000 shares; issued and
  outstanding  8,947,018 and 7,371,589 shares, respectively                        89          74
Paid-in capital                                                                77,454      60,054
Accumulated deficit                                                           (39,403)    (40,313)
                                                                             --------    --------
                                                                               38,167      19,843
                                                                             --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $142,950    $ 24,765
                                                                             ========    ========

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except for share data)

                                                       Years Ended December 31
                                                 ----------------------------------
                                                    1996        1995         1994
                                                 ---------   ---------    ---------
NET REVENUE                                     $   67,353  $   44,298   $   38,251
Other income                                           200         282          220
                                                ----------  ----------   ----------
                                                    67,553      44,580       38,471

COSTS AND EXPENSES
  Operating                                         51,842      32,893       31,758
  General and administrative                         6,152       5,512        4,286
  Depreciation and amortization                      3,485       1,736        2,125
  Interest                                           2,589          17          120
  Provision for doubtful accounts                    1,594       2,106        2,528
  Other                                                608           -            -
                                                ----------  ----------   ----------
                                                    66,270      42,264       40,817
                                                ----------  ----------   ----------
EARNINGS (LOSS) BEFORE MINORITY INTEREST             1,283       2,316       (2,346)
  Minority owners' share of net earnings              (373)         (2)           -
                                                ----------  ----------   ----------
NET EARNINGS (LOSS)                                    910       2,314       (2,346)
  Common Stock Dividend to Preferred Stockholders       (3)         (4)          (3)
                                                ----------  ----------   ----------
NET EARNINGS (LOSS) TO COMMON STOCKHOLDERS      $      907  $    2,310   $   (2,349)
                                                ==========  ==========   ==========
EARNINGS (LOSS) PER COMMON SHARE                $     0.11  $     0.32   $    (0.34)
                                                ==========  ==========   ==========
  Weighted average number of shares              8,245,782   7,171,274    6,953,157
                                                ==========  ==========   ==========

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)




                                       Series A Convertible
                                          Preferred Stock                 Common Stock
                                   ------------------------       ----------------------------
                                                   Par Value                       Par Value     Paid-In
                                     Shares       ($1.00 Per         Shares     ($.01 Per Share)  Capital
                                   ----------       Share)        ------------   ------------------------
                                                  ----------

Balances at December 31, 1993         29,568         $29           34,664,982             $69    $58,962
  Net loss
  Exercise of common stock
   warrants and options                                               154,500               -         74
  Conversion of preferred stock       (1,235)         (1)               1,130               -          1
  Dividend on preferred stock                                           1,545               -          -
                                     -------         ---          -----------             ---    -------
Balances at December 31, 1994         28,333          28           34,822,157              69     59,037
  Net earnings
  Exercise of common stock
   warrants and options                                               497,000               5      1,017
  Conversion of preferred stock         (500)          -                  458               -          -
  One-for-five reverse split                                      (27,948,332)              -          -
  Dividend on preferred stock                                             306               -          -
                                     -------         ---          -----------             ---    -------
Balances at December 31, 1995         27,833          28            7,371,589              74     60,054
  Net earnings
  Exercise of common stock options                                     26,000               -        275
  Conversion of preferred stock         (600)         (1)                 109               -          1
  Common stock issued in connection
    with practice affiliations                                        639,924               6      6,583
  Conversion of Seafield Note                                         909,090               9      9,991
  Dividend on preferred stock                                             306               -          -
  Warrants issued in connection
    with practice affiliations                                                                       550
                                     -------         ---          -----------             ---    -------
Balances at December 31, 1996         27,233         $27            8,947,018             $89    $77,454
                                     =======         ===          ===========             ===    =======



                                                                   Total
                                     Accummulated              Stockholders'
                                        Deficit                   Equity
                                   ---------------              -----------
Balances at December 31, 1993             $(40,281)             $ 18,779
  Net loss                                  (2,346)               (2,346)
  Exercise of common stock
   warrants and options                          -                    74
  Conversion of preferred stock                  -                     -
  Dividend on preferred stock                    -                     -
                                          --------              --------
Balances at December 31, 1994              (42,627)               16,507
  Net earnings                               2,314                 2,314
  Exercise of common stock
   warrants and options                          -                 1,022
  Conversion of preferred stock                  -                     -
  One-for-five reverse split                     -                     -
  Dividend on preferred stock                    -                     -
                                          --------              --------
Balances at December 31, 1995              (40,313)               19,843
  Net earnings                                 910                   910
  Exercise of common stock options               -                   275
  Conversion of preferred stock                  -                     -
  Common stock issued in connection
   with practice affiliations                    -                 6,589
  Conversion of Seafield Note                    -                10,000
  Dividend on preferred stock                    -                     -
  Warrants issued in connection
   with practice affiliations                    -                   550
                                          --------              --------
  Balances at December 31, 1996           $(39,403)             $ 38,167
                                          ========              ========



See accompanying notes to consolidated financial statements

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                     Years Ended December 31,
                                                                   ----------------------------
                                                                    1996       1995       1994
                                                                   --------  ---------  -------
OPERATING ACTIVITIES
  Net earnings (loss)                                               $ 910    $ 2,314   $ (2,346)
  Adjustments to reconcile net earnings (loss) from operations:
    Depreciation and amortization                                   3,485      1,736      2,125
    Loss on disposal of equipment                                       -          -         51
    Provisions for losses on accounts receivable                    1,594      2,106      2,528
    Minority owners' share of net income                              373          2          -
    Changes in assets and liabilities, net of effect of
      acquisitions:
      Accounts receivable                                          (1,956)    (3,641)       161
      Supplies, prepaid expenses, and other current assets         (1,332)      (772)       623
      Deferred charges and other assets                              (176)      (207)       (79)
      Net advances to affiliated physician groups                  (6,846)         -          -
      Accounts payable and accrued expenses                           225        553         21
                                                                  -------     ------      -----
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                        (3,723)     2,091      3,084

INVESTING ACTIVITIES
  Purchase of equipment                                            (1,034)    (1,330)      (586)
  Proceeds from sale of equipment                                       -          -         24
  Hollywood Center net assets assumed in excess of
   investment basis                                                     -          -        (53)
  Sale (purchase) of short-term investments                           362       (262)         -
  Acquisition of nonmedical assets of affiliated
     physician practices                                          (53,683)         -          -
                                                                  -------     ------      -----
NET CASH USED IN INVESTING ACTIVITIES                             (53,355)    (1,592)      (615)

 FINANCING ACTIVITIES
  Bank overdraft                                                      491          -          -
  Financing costs incurred                                           (324)         -          -
  Proceeds from exercise of stock options and warrants                275      1,022         74
  Proceeds from notes payable                                      26,631          -         59
  Principal payments on notes payable                              (6,895)       (71)         -
  Net proceeds (payments) on line of credit                           681          -     (2,420)
  Proceeds from note payable to parent                             32,494          -          -
  Principal payments on capital lease obligations                     (65)      (168)      (360)
                                                                  -------     ------     ------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                        53,288        783     (2,647)

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                       (3,790)     1,282       (178)

  Cash and cash equivalents at beginning of period                  4,205      2,923      3,101
                                                                  -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   415    $ 4,205    $ 2,923
                                                                  =======    =======    =======

                                                                       Continued

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)


                                                            1996     1995  1994
                                                          ---------  ----  ----
Supplemental schedule of noncash investing and financing
activities:
  Effect of practice acquisitions (Note C):
    Intangible assets                                     $103,308
    Property and equipment, net                              2,474
    Acquired accounts receivable, net                        6,430
    Other assets                                             4,643
                                                          --------
    Total assets acquired, net of cash                     116,855
    Liabilities assumed                                    (29,926)
    Issuance of notes payable                              (27,107)
    Issuance of common stock                                (7,139)
                                                          --------
      Payments for clinic operating assets                $ 52,683
                                                          ========
    Cash paid for-
    Interest                                              $  1,642    $17  $130
                                                          ========   ====  ====

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

NOTE A -- ORGANIZATION AND DESCRIPTION OF BUSINESS

Response Oncology is a comprehensive cancer management company which owns and/or operates a network of outpatient treatment centers or IMPACT Centers, which provide stem cell supported high-dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists, owns the assets of and manages oncology practices, and conducts clinical cancer research on behalf of pharmaceutical manufacturers.

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


NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned or controlled joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents: All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Short-Term Investments: Short-term investments consist of certificates of deposit maturing in less than one year. These investments are carried at cost which approximates market.

Accounts Receivable: Accounts receivable represents amounts due from patients for medical services provided. Such amounts are recorded net of uncollectible amounts.

Due From Affiliated Physicians: Due from affiliated physicians consists of management fees earned pursuant to the management service agreements ("Service Agreements") during the year ended December 31, 1996. In addition, the Company may also fund certain working capital needs of the affiliated physicians from time to time.

Due to the demographics of oncology patients, a significant portion of the affiliated physicians' medical service revenues are related to third-party reimbursement agreements, primarily Medicare and other governmental programs. Medicare and other governmental programs reimburse physicians based on fee schedules which are determined by the related governmental agency. In the ordinary course of business, affiliated physicians receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined.

Supplies: Supplies are recorded at lower of cost (first-in, first-out) or market.

Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives which range from three to ten years.

Management Service Agreements: Costs of obtaining Service Agreements arose from the acquisitions described in Note C and were created by the excess of the purchase price over the fair value of net assets of the acquired practices.
The Service Agreements are noncancelable except for performance defaults, as defined. In the event a practice breaches the agreement, or if the Company terminates with cause, the practice is required to purchase all tangible assets at fair market value and pay substantial liquidating damages. Cost of obtaining Service Agreements are amortized using the straight-line method over the 40-year terms of the agreements.

At each reporting period, the Company reviews the carrying value of Service Agreements on a practice by practice basis to determine if facts and circumstances exist which would suggest that the value of the Service Agreements may be impaired or that the amortization period needs to be modified. Among the factors considered by the Company in making the evaluation are changes in the practices' market position, reputation, profitability and geographical penetration. Using these factors, if circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows before interest charges of the specific practice and determine if the Service Agreements are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying value of intangible assets to fair value. Based on the factors considered above, the Company does not believe that there are any current factors indicating any impairment of Service Agreements as of December 31, 1996.

Deferred Charges: Deferred charges consist primarily of startup costs representing direct and incremental expenses incurred prior to the operational date of a new IMPACT Center which are capitalized and amortized from the operational date over a period of two years.

Deferred charges also include costs capitalized in connection with obtaining long-term financing and are being amortized using the interest method over the terms of the related debt.

Net Revenue: The following table is a summary of net revenue by source for the respective periods ended December 31. Patient services revenue is recorded net of contractual allowances and discounts of $4,898,000, $4,224,000, and $3,894,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The Company's revenue from practice management affiliations includes practice operating expenses (other than amounts retained by physicians) and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or net operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.



(In thousands)                               December 31
                                      1996     1995        1994
                                    --------  -------    -------
Net patient services revenue         $33,423  $33,827    $31,772
Practice management service fees      19,292        -          -
Pharmaceutical sales to physicians    13,531    9,806      6,479
Physician investigator studies         1,107      665          -
                                    --------  -------    -------
                                     $67,353  $44,298    $38,251
                                    ========  =======    =======

Income Taxes: The Company follows the liability method of accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

Fair Value of Financial Instruments: The carrying amounts of all asset and liability financial instruments approximate their estimated fair values at December 31, 1996. Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

New Accounting Standards: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, and Statement of Financial Accounting Standards No. 129 (SFAS 129), Disclosure of Information about Capital Structure. SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. Management believes that the Company's adoption of these standards, when effective, will not have a significant impact on the Company's financial statements.

NOTE C -- ACQUISITIONS

During 1996, the Company acquired stock in or certain operating assets and assumed certain liabilities of ten oncology practices in Tennessee and Florida. The Company's consideration in exchange for the practice affiliations consisted of $53 million in cash, $27 million in notes payable, and 640,000 shares of its common stock. The practice affiliations have been accounted for as purchases and the accompanying financial statements include the results of their operations from their respective dates of acquisition.

The following unaudited pro forma information for the years ended December 31, 1996 and 1995 is presented as if the acquisitions described above had occurred at the beginning of 1995 after giving effect to certain adjustments including additional depreciation and amortization and increased expense on debt related to the acquisitions. The following information is not necessarily indicative of what actual results of operations would have been had such acquisitions been completed on January 1, 1995, nor does it purport to represent the results of operations for future periods. In management's opinion, all adjustments necessary to reflect the acquisitions have been made. Summarized pro forma information is as follows:

Statement of Operations
(Unaudited, dollar amounts in thousands except for share data)


                                                          1996         1995
                                                      -----------  ------------
 Revenues                                             $    87,687   $    77,866
 Net income                                           $     4,357   $     1,737
                                                      ===========   ===========
 Net income per common share                          $      0.35   $      0.15
                                                      ============  ===========
 Weighted average number of common shares outstanding  12,277,869    11,735,721
                                                      ============  ===========

NOTE D -- PROPERTY AND EQUIPMENT

Balances of major classes of property and equipment are as follows:
(In thousands)

                                                      December 31,
                                                   -----------------
                                                      1996      1995
                                                   -------   -------
Lab and pharmacy equipment                         $ 4,730   $ 4,213
Furniture and office equipment                       3,803     2,904
Equipment under capital leases                       1,515     1,558
Leasehold improvements                               3,518     1,383
                                                   -------   -------
                                                    13,566    10,058
Less accumulated depreciation and amortization      (8,160)   (6,236)
                                                   -------   -------
                                                   $ 5,406   $ 3,822
                                                   =======   =======

Purchases of equipment reflected in the "Consolidated Statements of Cash Flows" of $1,330,000 for the year ended December 31, 1995, does not include purchases included in accounts payable of $24,000 or property acquired under capital lease transactions of $55,000.

NOTE E -- NOTES PAYABLE

Notes payable at December 31, 1996, consists of the following:
(In thousands)


Subordinated line of credit with Seafield                               $22,494
Bank credit facility                                                     20,861
Various subordinated notes payable to affiliated
  physicians and physician practices, bearing interest
  ranging from 4% to 9% per annum, with maturities through 2011          26,467
Other notes payable collateralized by furniture and
  equipment with interest rates between 8% and 10% per annum and payable in monthly installments of principal and
  interest through 2001                                                     131
                                                                        -------
Total notes payable                                                      69,953
Less current installments                                                (7,847)
                                                                        -------
                                                                        $62,106
                                                                        =======

In April 1996, the Company obtained an unsecured $10 million loan (the "Seafield Note") from Seafield bearing interest at an annual rate of prime plus 1%, which after August 1, 1996, became convertible at the election of Seafield into shares of the Company's common stock. Proceeds of the loan were used to finance a practice acquisition. The Seafield Note was exchanged for shares of the Company's common stock in August 1996 (See Note H).

In October 1996, the Company procured a $23.5 million subordinated line of credit from Seafield (the "Seafield Facility"), to be used to finance acquisitions and working capital. The loan is payable upon the earlier of the closing of an equity offering by the Company or August 1998. The Seafield Facility bears interest at a rate of 8% per annum escalating at certain points during the term of the loan, is uncollateralized, and is convertible at the election of Seafield into shares of the Company's common stock at a conversion price equal to the market price of the common stock at the date of conversion provided, however, that after December 31, 1996, the conversion price will be the lower of market or $11.00 per share. The Seafield Facility was exchanged for shares of the Company's common stock in February 1997 (See Note L).

In May 1996, the Company entered into a $27.5 million Credit Facility with NationsBank and Union Planters to fund the Company's acquisitions and working capital needs and to repay its existing facility with Union Planters. The Credit Facility, comprised of a $22 million Acquisition Facility and a $5.5 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Acquisition Facility matures May 31, 1998 and bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.625%, depending upon borrowing levels. The Working Capital Facility matures May 30, 1997, subject to a one year extension, and bears interest at a variable rate equal to LIBOR plus a spread between 1.875% and 2.375%. At December 31, 1996, $20.9 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 7.7%. The Company's available credit under the Credit Facility at December 31, 1996 was $.2
million.   The Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. As of December 31, 1996, the Company was in compliance with the covenants included in the Credit Facility.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations described in Note C. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.75 to $18.00.

The aggregate maturities of notes payable at December 31, 1996 are as follows:
(In thousands)


                          1997        $ 7,847
                          1998         53,762
                          1999          1,296
                          2000            762
                          2001          1,453
                          Thereafter    4,833
                                      -------
                                      $69,953
                                      =======


NOTE F -- LEASES

The Company leases certain office facilities and equipment under lease agreements with original terms ranging from one to forty years that generally provide for one or more renewal options.

Interest has been imputed on capital leases at rates of 6% to 12%. Accumulated amortization of assets recorded under capital leases totaled $1,308,000, $1,001,000, and $742,000 at December 31, 1996, 1995, and 1994, respectively.
Amortization of leased assets is included in depreciation and amortization expense.

Total rent expense under operating leases amounted to $2,361,000, $1,800,000, and $1,791,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The Company is generally obligated to the lessors for its proportionate share of operating expenses of the leased premises. At December 31, 1996, future minimum lease payments under capital and operating leases with initial terms of one year or more are as follows (in thousands):



                                                     Capital     Operating
                                                     Leases       Leases
                                                     -------    ----------

       Fiscal year ended December 31:
               1997                                  $ 88         $ 2,143
               1998                                    67           1,677
               1999                                    44           1,380
               2000                                    12           1,196
               2001                                     -           1,113
               Thereafter                               -          11,214
                                                     ----         -------
       Total minimum payments                         211         $18,723
                                                                  =======
             Less imputed interest                     13
                                                     ----
       Present value of minimum rental payments       198
       Less current installments                       74
                                                     ----
       Obligations under capital leases
         excluding current installments              $124
                                                     ====



NOTE G -- INCOME TAXES

The actual tax expense for the years ended December 31, 1996, 1995, and 1994, respectively, differs from the expected tax expense for those years (computed by applying the federal corporate tax rate of 34% to net earnings before minority interest) as follows (in thousands):


                                                 1996     1995     1994
                                                 ----     ----     ----
Computed expected tax expense  (benefit)         $ 436    $ 787    $(798)

Non-deductible expenses                             14       13       10

Utilization of net operating loss carryforwards   (450)    (800)       -

Loss for which no benefit was provided               -        -    $ 788
                                                 -----    -----    -----
Actual income tax expense                        $   0    $   0    $   0
                                                 =====    =====    =====


The approximate tax effects of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows (in thousands):



                                           December 31,
                                       ------------------
                                          1996       1995
                                       -------    -------
Deferred tax assets:
Net operating loss carryforwards       $ 1,678    $ 2,366
Reserve for bad debts                      674        409
Excess book depreciation/amortization      665        547
Partnership basis differences              204          -
Excess book expense accruals                46        152
Other                                        -         41
                                       -------    -------
Total deferred assets                    3,267      3,515
Valuation allowance                                (3,515)
                                       -------    -------
Net deferred tax assets                  3,267          0
                                       -------    -------
Deferred tax liability -
Management service agreements           25,127          0
                                       -------    -------
Net deferred tax liability             $21,860    $     0
                                       =======    =======

The deferred tax liability of $25,127,000 is calculated by applying the applicable expected tax rate of 38 percent to the future taxable amounts resulting from the taxable temporary differences between the assigned value of identifiable net assets (Service Agreements) and their tax basis.

The valuation allowance for deferred tax assets as of January 1, 1995 was $4,191,000. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995, was a decrease of $3,515,000 and $676,000, respectively. The 1996 decrease was reflected in the accounting for the purchase of management services agreements whose book basis exceeded their tax basis.

The amount of income that the Company may offset in future years by the net operating loss carryforwards incurred prior to an ownership change in 1990 will be limited, by the application of the Internal Revenue Code Section 382, to $475,000 annually through the year 2005. The unused portion of the net operating losses may be carried forward and realized in future years subject to this limitation. The net operating loss carryforwards incurred subsequent to the October 31, 1990, ownership change are available to fully offset future earnings of the Company and expire in the years 2005 through 2009.

As of December 31, 1996, the Company had available tax net operating loss carryforwards totaling $4,500,000, all of which is subject to certain annual limitations due to a change in ownership for tax purposes in 1990. The use of net operating loss carryforwards, for income tax purposes, is also dependent upon future taxable income. A benefit for the net operating loss carryforwards has been provided for the reversal of taxable temporary differences during the carryforward period.

NOTE H -- COMMON STOCK, CONVERTIBLE PREFERRED STOCK, WARRANTS, AND OPTIONS

Common Stock: On November 1, 1995, an amendment to the Company's charter was approved at a special meeting of the stockholders decreasing the number of authorized shares from 60,000,000 shares, $.002 par value, to 30,000,000 shares, $.01 par value, with a corresponding reclassification to which each issued and outstanding share was reclassified, converted, and changed into one-fifth (1/5) of an issued and outstanding share. The amendment became effective November 2, 1995. The one-for-five reverse split resulted in the reduction of 27,948,332 outstanding shares of common stock. Accordingly, all references in the financial statements to weighted average shares outstanding, per share amounts and stock option plan data have been restated to reflect the reverse split.

The $10 million Seafield Note was exchanged for 909,090 shares of common stock during August 1996. At December 31, 1996, Seafield's ownership interest in the Company was approximately 56%. Subsequent to December 31, 1996, the $23.5 million Seafield Facility and accrued interest thereon was converted into 3,020,536 shares of the Company's common stock at a rate of $8 per share. The conversion increased Seafield's ownership as of February 26, 1997 to 67%. Simultaneous with the conversion, Seafield announced its intention to consider a distribution to its shareholders in 1997 of Seafield's shares of the Company's common stock.

During 1996, 639,924 shares of common stock were issued as consideration in the acquisition of certain oncology practices. Additionally, 26,000, 497,000, and 154,500 shares of common stock were issued pursuant to the exercise of warrants and employee stock options during the years ended December 31, 1996, 1995, and 1994, respectively. Proceeds to the Company amounted to $275,000, $1,022,000, and $74,000, for the respective periods.

The Company also has reserved 3,111,000 shares of its common stock for issuance upon the exercise of options (1,783,000 shares), the conversion of Convertible Preferred Stock (5,000 shares), and the exercise of warrants or conversion of debt issued in the practice affiliations consummated during 1996 (1,323,000 shares).

Convertible Preferred Stock:  The shares of Series A Convertible
Preferred Stock have the following rights and restrictions: (a) a preference in the event of liquidation equal to $11.00 per share; (b) the right to convert into the number of shares of common stock equal to the stated value of shares surrendered ($11.00) divided by the conversion price of $60.00 -- subject to certain adjustments; (c) the right to receive dividends in the form of common stock at the rate of .011 share of common stock per annum per share payable annually each year commencing January 15, 1988; (d) the shares are redeemable at the Company's option at $11.00 per share; and (e) holders of the preferred stock will not be entitled to vote.

In December 1996, 1995, and September 1994, the Board of Directors approved a common stock dividend of 306, 306, and 1,545 shares to the holders of the Series A Convertible Preferred Stock of record as of December 15, 1996, 1995, and 1994 that was paid in January 1997, 1996, and 1995, respectively. The market value of the common stock distributed was $3,000, $4,000 and $3,000 in the years 1996, 1995, and 1994, respectively. The dividends have been reflected in the "Consolidated Statements of Operations" and the weighted average number of common shares in the determination of net earnings (loss) to common stockholders and the earnings (loss) per common share calculations. The par value of the common stock distributed was charged to paid-in capital.

Options: The 1985 Stock Option Plan (the "1985 Plan"), as amended in fiscal year 1988, allows for granting of incentive stock options, non-qualified stock options, and stock appreciation rights of up to 122,000 shares of common stock to eligible officers and key employees of the Company at an exercise price of not less than the fair market value of the common stock on the date of grant for an incentive stock option and not less than 85% of the fair market value of the common stock on the date of grant for a non-qualified stock option. The 1985 Plan expired in 1995; no additional shares are available for grant.

The 1990 Non-Qualified Stock Option Plan (the "1990 Plan"), as amended in 1995, allows for the granting of non-qualified stock options, up to 1,125,000 options to eligible officers, directors, key employees, and consultants of the Company at an exercise price of not less than the market price of the common stock on the date of grant with an option period up to 10 years.

During the year, the 1996 Incentive and Non-Qualified Stock Option Plan (the "1996 Plan"), was adopted and allows for the granting of up to 630,000 options to eligible officers, directors, advisors, medical directors, consultants, and key employees of the Company at an exercise price of not less that the market price of the common stock on the date of grant with an option period up to 10 years.

A summary status of the 1985 Plan as of December 31, 1996, 1995, and 1994, and changes during the years then ended is presented below:




                                                   1996                                    1995
                                  --------------------------------------  --------------------------------------
                                                         Weighted                                Weighted
                                                         Average                                 Average
                                         Number of       exercise            Number              exercise
         Fixed Options                   shares            price             of shares             price
         -------------            ----------------  --------------------  ----------------  -------------------
Outstanding at beginning of year           74,200        $ 5.79                75,360              $ 5.86
Granted
Exercised                                  (2,700)         5.76                  (560)               9.02
Forfeited                                    (400)        11.88                  (600)              11.88
                                        ---------                              ------
Outstanding at end of year                 71,100          5.76                74,200                5.79
                                        =========                              ======
Options exercisable at year-end            66,060                              65,820
                                        =========                              ======



                                                       1994
                                            ---------------------------
                                                               Weighted
                                                               Average
                                            Number             exercise
         Fixed Options                      of shares            price
--------------------------------            ---------          --------
Outstanding at beginning of year            65,160             $ 4.34
Granted                                     14,600              11.88
Exercised                                   (3,900)              2.13
Forfeited                                     (500)             11.88
                                            ------
Outstanding at end of year                  75,360               5.86
                                            ======
Options exercisable at year-end             63,040
                                            ======



A summary status of the 1990 Plan as of December 31, 1996, 1995, and 1994 and changes during the years then ended is presented below:


                                               1996                             1995                         1994
                                  -------------------------------  ---------------------------  --------------------------------
                                                                                                                   Weighted
                                             Weighted Average                 Weighted Average                     Average
                                  Number        exercise           Number       exercise          Number           exercise
         Fixed Options            of shares      price             of shares      price           of shares          price
--------------------------------  ---------  --------------------  ---------  ----------------  ----------------  --------------
Outstanding at beginning of year    933,440     $11.02              559,550      $10.21             431,550          $10.10
Granted                             172,000      12.50              400,900       11.91             132,500           10.48
Exercised                           (22,300)     11.09              (12,800)       2.82              (4,000)           2.50
Forfeited                           (29,990)     11.69              (14,210)      11.88                (500)          23.75
                                  ---------                         -------                          ------
Outstanding at end of year        1,053,150      11.24              933,440       11.02             559,550           10.21
                                  =========                         =======                         =======
Options exercisable at year-end     694,020                         396,210                         317,320
                                  =========                         =======                         =======

A summary status of the 1996 Plan for the year ended December 31, 1996 is presented below:


                                             1996
                                  ---------------------------
                                                     Weighted
                                                      Average
                                   Number            exercise
         Fixed Options            of shares             price
--------------------------------  ---------  ----------------
Outstanding at beginning of year        -                   -
Granted                           621,400              $11.87
Exercised                          (1,000)              12.50
Forfeited                         (50,000)              12.50
                                  -------
Outstanding at end of year        570,400               11.81
                                  =======
Options exercisable at year-end   130,080
                                  =======

The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                                           Options Outstanding                                  Options Exercisable
                      --------------------------------------------------------------  ----------------------------------------
                                                 Weighted
                                                  average              Weighted
                                                 remaining              average                                 Weighted
Range of                      Number        contractual life           exercise            Number          average exercise
exercise prices             outstanding           (years)                price           exercisable             price
--------------------        -----------    ------------------  --------------------  ------------------  --------------------
   $1.56 - $9.75             329,700               7.50                $ 7.20             177,700                $ 5.07
   10.00 - 10.63             247,700               7.20                 10.23             176,120                 10.23
   11.50 - 12.25             232,700               8.70                 11.61              98,100                 11.60
   12.50 - 12.50             702,250              10.90                 12.50             306,180                 12.50
   13.13 - 16.50             178,700               7.20                 14.10             128,460                 13.92
   16.88 - 16.88               1,000               8.80                 16.88               1,000                 16.88
   23.75 - 23.75               2,600               5.30                 23.75               2,600                 23.75

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, FAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of FAS 123.

The per share weighted average fair value of stock options granted during 1996 and 1995 was $12.00 and $11.91 on the date of grant using the "Black Scholes" option-pricing model with the following average assumptions: 1996 - expected dividend yield of 0%, risk-free interest rate of 6%, expected volatility factor of 77% and an expected life of five years; 1995 - expected dividend yield of 0%, risk-free interest rate of 6.3%, expected volatility factor of 77% and an expected life of five years.

Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements.
Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under FAS 123, the Company's net earnings and earnings per share would have been reduced by approximately $2,366,000 or $.16 per share in 1996 and approximately $1,319,000 or $.33 per share in 1995.

Pro forma net earnings reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the option's vesting period of five years for the 1996 and 1995 options. Compensation cost for options granted prior to January 1, 1995, is not considered material.

NOTE I -- BENEFIT PLAN

The Company established a 401(k) Profit Sharing Plan (the "Plan") which allows qualifying employees electing membership to defer a portion of their income on a pretax basis through contributions to the Plan. For each dollar of employee contributions, the Company makes a discretionary percentage matching contribution to the Plan. In addition, eligible employees share in any additional discretionary contributions which are based upon the profitability of the Company. All contributions made by the Company are determined by the Company's Board of Directors. For the Plan year ended December 31, 1996, the approved matching percentage is twenty-five percent (25%) up to a maximum of $1,250 per employee. The expense recognized for the years ended December 31, 1996, 1995, and 1994 for Company contributions to the Plan totaled $113,000, $99,000, and $76,000 respectively.

NOTE J -- RELATED PARTY TRANSACTIONS

The West Clinic: The Company's IMPACT Center in Memphis, Tennessee is located adjacent to The West Clinic, P.C., a private practicing oncology group, of which the Company's Chairman is a shareholder. Arrangements exist between the Company and the West Clinic for providing space and other support services to the Company. During the years ended December 31, 1996, 1995, and 1994, the Company expensed $74,000, $59,000 and $108,000, respectively, relating to these arrangements. In addition, during the years ended December 31, 1996, 1995, and 1994, the Company recognized net revenue of $4,653,000, $3,032,000, and $2,026,000, respectively, for sales of pharmaceuticals to The West Clinic and, at December 31, 1996, 1995 and 1994, had a related accounts receivable balance of $829,000, $636,000, and $281,000. The pricing policy with respect to sales of pharmaceuticals to the West Clinic is consistent with sales to physicians at other Centers.

NOTE K -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1997, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of December 31, 1996, the Company was not aware of any pending professional or general liability claims.

NOTE L -- SUBSEQUENT EVENTS

In February 1997, the $23.5 million Seafield Facility and accrued interest of $.7 million was exchanged for 3,020,536 shares of the Company's common stock at a rate of $8 per share.

In March 1997, the Company received a commitment to increase its bank credit facility from $27.5 million to $45.0 million and to extend the expiration date from May 1997 to May 1998.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(Amounts in thousands)




            Col A                      Col B                    Col C -  Additions
------------------------------      -------------        --------------------------------
                                                                             Charged to
                                     Balance at          Charged to            Other
        Classification              Beginning of         Costs and            Accounts -
                                      Period             Expenses             Describe
------------------------------      -------------        -----------        -------------
Year ended December 31, 1996:
Deducted from asset accounts:
Allowance for doubtful
accounts - accounts receivable             $2,080             $1,594
                                    =============        ===========
Year ended December 31, 1995:
Deducted from asset accounts:
Allowance for doubtful
accounts - accounts receivable             $3,935             $2,106
                                    =============        ===========
Year ended December 31, 1994:
Deducted from asset accounts:
Allowance for doubtful
accounts - accounts receivable             $3,800             $2,528
                                    =============        ===========


            Col A                        Col D                Col E
------------------------------      -------------        -----------
                                       Deductions         Balance at
        Classification                 - Describe           End of
                                           (1)              Period
------------------------------      -------------        -----------
Year ended December 31, 1996:
Deducted from asset accounts:
Allowance for doubtful
accounts - accounts receivable             $1,900             $1,774
                                    =============        ===========
Year ended December 31, 1995:
Deducted from asset accounts:
Allowance for doubtful
accounts - accounts receivable             $3,961             $2,080
                                    =============        ===========
Year ended December 31, 1994:
Deducted from asset accounts:
Allowance for doubtful
accounts - accounts receivable             $2,393             $3,935
                                    =============        ===========


(1)  Accounts written off, net of recoveries.