Form 10-K/A
period 1996-12-31
RESPONSE ONCOLOGY INC
filed 1997-05-13
CIK 763098

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10 - K/A

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

Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on June 5, 1997 are incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1997. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report under cover of a Form 8. The exhibits for this Form 10-K are listed on Page 16.

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

     EBITDA (earnings before interest, taxes, depreciation and amortization) increased $2.9 million or 71% to $7.0 million for the year ended
December 31, 1996, in comparison to $4.1 million for the year ended December 31, 1995. EBITDA is not intended to represent net income, cash flow, or any other measure of performance in accordance with generally accepted accounting principles, but is included because the Company believes it is useful for measuring and identifying trends with respect to the Company's operating performance and creditworthiness. The increase in EBITDA is primarily due to the increase in revenues related to Service Agreements with affiliated physicians.

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

This item is submitted in a separate section of this report (see pages 19 through 36).


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


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report

(A)(3)      LISTING OF EXHIBITS

3(a)      Charter(1)
3(b)      Bylaws(1)
4         Trust Indenture, Deed of Trust and Security Agreement dated April 3,
          1990(2)
10(a) Securities Purchase Agreement dated September 26, 1990 between the Registrant and Investor(3)
10(b) Amendment to Securities Purchase Agreement dated July 25, 1991 (reference 10(a) above)(3)
10(c)*    Registrant's 1990 Non-Qualified Stock Option Plan, as amended**(4)(6)
10(d)     Employment agreement between the Registrant and William H. West,
          M.D. dated July 1, 1995*(++)
10(e) Employment agreement between the Registrant and Joseph T. Clark dated July 1, 1995**(5)
10(f) Stock Purchase Agreement between the Registrant and stockholders of Oncology Hematology Group of South Florida (incorporated herein by reference)(8)
10(g) Service Agreement between the Registrant and stockholders of Oncology Hematology Group of South Florida (incorporated herein by reference)(8)
10(h)** Amendment to 1990 Registrant's Non-Qualified Stock Option Plan adopted April 20, 1995(5)
10(i) Employment agreement between the Registrant and Charles H. Weaver, M.D. dated July 1, 1995**(5)
10(j) Purchase and Sale Agreement by and among Response Oncology, Inc., Knoxville Hematology Oncology Associates and Partners of Knoxville Hematology Oncology Associates dated April 12, 1996 (incorporated herein by reference)(9)
10(k) Service Agreement between Response Oncology, Inc., Knoxville Hematology Oncology Associates, P.L.L.C. and Members of Knoxville Hematology Oncology Associates, P.L.L.C. dated April 12, 1996 (incorporated herein by reference)(9)
10(l) Stock Purchase Agreement among Registrant, Jeffrey L. Paonessa, M.D. and J. Paonessa, M.D., P.A. (incorporated herein by reference)(10)
10(m)     Service Agreement between the Registrant and stockholders of Jeffrey
          L. Paonessa, M.D., P.A. (incorporated herein by reference)(10)
10(n) Service Agreement between the Registrant and stockholders of Southeast Florida Hematology Oncology Group, P.A. (incorporated herein by reference)(11)
10(o) Stock Purchase Agreement between the Registrant and stockholders of Southeast Florida Hematology Oncology Group, P.A. (incorporated herein by reference)(7)
10(p) Stock Purchase Agreement by and among the Registrant and Stockholders of Rosenberg and Kalman, M.D., P.A. (incorporated herein by reference)(11)
10(q)** Amendment No. 3 to 1990 Registrant's Non-Qualified Stock Option Plan adopted December 16, 1995(6)
10(r) Service Agreement between the Registrant, Rosenberg & Kalman, M.D., P.A., and Stockholders of R&K, M.D., P.A. (incorporated herein by reference)(11)

10(s) Asset Purchase Agreement by and among the Registrant, Stockholders of The Center for Hematology-Oncology, P.A. and The Center for Hematology-Oncology, P.A. (incorporated herein by reference)(12)
10(t) Stock Purchase Agreement by and among the Registrant, Stockholders of Hematology Oncology Associates of the Treasure Coast, P.A. and Hematology Oncology Associates of the Treasure Coast, P.A. (incorporated herein by reference)(13)
10(u) Loan Agreement dated May 31, 1996 between Registrant, NationsBank of Tennessee, N.A. and Union Planters National Bank(++)
10(v) Agreement of Payment and Satisfaction dated as of February 26, 1997, between the Registrant and Seafield Capital Corporation(14)
10(w)   Registrant's 1985 Stock Option Plan, as amended(15)
11      Statement re Computation of Per Share Earnings.
13 Annual Report to Stockholders for the year ended December 31, 1996 - to be filed
21      List of Subsidiaries(++)
23      Consent of Independent Auditors(++)
27      Financial Data Schedule (for SEC use only)(++)
-----------
  * These documents may be obtained by stockholders of Registrant upon written request to: Response Oncology, Inc., 1775 Moriah Woods Blvd., Memphis, Tennessee 38117
 **   Management Compensatory Plan
  + Response Tech Healthcare Corporation, formerly a wholly-owned subsidiary of the Registrant, was merged into the Registrant effective on February 25, 1997
 ++   Previously filed on March 31, 1997

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

                                               Date: March 31, 1997


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

                Date: March 31, 1997             Date: March 31, 1997

           By:  /s/Joseph T. Clark          By:   /s/Dena L. Mullen
                --------------------------        ------------------------
                Joseph T. Clark                   Dena L. Mullen
                President, Chief Executive        Controller and Principal
                Officer, and Director             Accounting Officer

                                                  Date: March 31, 1997
                Date: March 31, 1997

           By:  /s/Mary E. Clements         By:  /s/James R. Seward
                --------------------             ------------------------
                Mary E. Clements                 James R. Seward
                Executive Vice                   Director
                President of Finance
                and Principal Financial
                Officer
                                                 Date: March 31, 1997
                Date: March 31, 1997
                                            By:  /s/William H. West, M.D.
                                                 ------------------------
                                                 William H. West, M.D.
                                                 Chairman of the Board

                                                 Date: March 31, 1997

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
                                          ========              ========



See accompanying notes to consolidated financial statements

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                     Years Ended December 31,
                                                                   ----------------------------
                                                                    1996       1995       1994
                                                                   --------  ---------  -------
OPERATING ACTIVITIES
  Net earnings (loss)                                               $ 910    $ 2,314   $ (2,346)
  Adjustments to reconcile net earnings (loss) from operations:
    Depreciation and amortization                                   3,485      1,736      2,125
    Loss on disposal of equipment                                       -          -         51
    Provisions for losses on accounts receivable                    1,594      2,106      2,528
    Minority owners' share of net income                              373          2          -
    Changes in assets and liabilities, net of effect of
      acquisitions:
      Accounts receivable                                          (1,956)    (3,641)       161
      Supplies, prepaid expenses, and other current assets         (1,332)      (772)       623
      Deferred charges and other assets                              (176)      (207)       (79)
      Net advances to affiliated physician groups                  (6,846)         -          -
      Accounts payable and accrued expenses                           225        553         21
                                                                  -------     ------      -----
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                        (3,723)     2,091      3,084

INVESTING ACTIVITIES
  Purchase of equipment                                            (1,034)    (1,330)      (586)
  Proceeds from sale of equipment                                       -          -         24
  Hollywood Center net assets assumed in excess of
   investment basis                                                     -          -        (53)
  Sale (purchase) of short-term investments                           362       (262)         -
  Acquisition of nonmedical assets of affiliated
     physician practices                                          (52,683)         -          -
                                                                  -------     ------      -----
NET CASH USED IN INVESTING ACTIVITIES                             (53,355)    (1,592)      (615)

 FINANCING ACTIVITIES
  Bank overdraft                                                      491          -          -
  Financing costs incurred                                           (324)         -          -
  Proceeds from exercise of stock options and warrants                275      1,022         74
  Proceeds from notes payable                                      26,631          -         59
  Principal payments on notes payable                              (6,895)       (71)         -
  Net proceeds (payments) on line of credit                           681          -     (2,420)
  Proceeds from note payable to parent                             32,494          -          -
  Principal payments on capital lease obligations                     (65)      (168)      (360)
                                                                  -------     ------     ------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                        53,288        783     (2,647)

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                       (3,790)     1,282       (178)

  Cash and cash equivalents at beginning of period                  4,205      2,923      3,101
                                                                  -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   415    $ 4,205    $ 2,923
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
                                                   =======   =======

Purchases of equipment reflected in the "Consolidated Statements of Cash Flows" of $1,330,000 for the year ended December 31, 1995, do not include purchases included in accounts payable of $24,000 or property acquired under capital lease transactions of $55,000.

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

Convertible Preferred Stock:  The shares of Series A Convertible
Preferred Stock have the following rights and restrictions: (a) a preference in the event of liquidation equal to $11.00 per share; (b) the right to convert into the number of shares of common stock equal to the stated value of shares surrendered ($11.00) divided by the conversion price of $60.00 -- subject to certain adjustments; (c) the right to receive dividends in the form of common stock at the rate of .011 share of common stock per annum per share payable annually commencing January 15, 1988; (d) the shares are redeemable at the Company's option at $11.00 per share; and (e) holders of the preferred stock will not be entitled to vote.

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

In March 1997, the Company received a commitment to increase its bank credit facility from $27.5 million to $45.0 million and to extend the expiration date from May 1997 to March 1999.

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