Form 10-Q
period 1997-03-31
RESPONSE ONCOLOGY INC
filed 1997-05-15
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1997 or

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from                to
                                         --------------    ---------------

          Commission file number       0-15416
                                  ------------------


                            RESPONSE ONCOLOGY, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)



 Tennessee                                          62-1212264
------------                                    -------------------
(State or Other Jurisdiction                    (I. R. S. Employer
of Incorporation or Organization)               Identification No.)


1775 Moriah Woods Blvd., Memphis, TN                 38117
----------------------------------------        -------------------
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

Common Stock, $.01 Par Value,11,967,543 shares as of May 13, 1997.

This filing consists of 12 sequentially numbered pages

INDEX






PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements                                 Page

           Condensed Consolidated Balance Sheets,
           March 31, 1997 and December 31, 1996 ................. 3

           Condensed Consolidated Statements
           of Operations for the Three Months Ended
           March 31, 1997 and March 31, 1996 .................... 4

           Condensed Consolidated Statements of
           Cash Flows for the Three Months Ended
           March 31, 1997 and March 31, 1996 .................... 5

           Notes to Condensed Consolidated
           Financial Statements ................................. 6


Item 2     Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations ........................................ 9


PART II.   OTHER INFORMATION

Item 5.    Market Information and Related Stockholder Matters.... 11

Item 6.    Exhibits and Reports on Form 8-K ..................... 11


Signatures ...................................................... 12

PART I - FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS
                RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands)

                                                                             ----------------------------------
                                                                             March 31, 1997   December 31, 1996
                                                                               (Unaudited)         (Note 1)
                                                                             --------------   -----------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                          $    ---            $    415
Accounts receivable, less allowance for doubtful accounts
   of  $2,342 and $1,774                                                             16,831              14,297
Supplies                                                                              2,492               2,415
Prepaid expenses and other current assets                                             2,596               2,168
Due from affiliated physicians                                                       14,131              12,423
                                                                             --------------   -----------------
TOTAL CURRENT  ASSETS                                                                36,050              31,718

Property and equipment - at cost, less accumulated
   depreciation and amortization of $8,745 and $8,160                                 5,050               5,406
Deferred charges, less accumulated amortization of $252 and $232                        359                 490
Management Service Agreements, less accumulated amortization of $1,985 and
   $1,345                                                                            99,233             101,963
Deferred tax asset                                                                    3,198               3,267
Other assets                                                                            100                 106
                                                                             --------------   -----------------
TOTAL ASSETS                                                                       $143,990            $142,950
                                                                             ==============   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft                                                                     $    783            $    ---
Accounts payable                                                                      4,343               4,863
Accrued expenses and other liabilities                                                5,425               4,268
Notes payable                                                                         1,313               7,847
Capital lease obligations                                                                72                  74
                                                                             --------------   -----------------
TOTAL CURRENT LIABILITIES                                                            11,936              17,052
Capital lease obligations, less current portion                                         107                 124
Notes payable, less current portion                                                  45,586              62,106
Deferred tax liability                                                               22,696              25,127
Minority interest                                                                       566                 374

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $1.00 par value, authorized 3,000,000 shares; issued and outstanding 27,233 shares at each period end,
    liquidating preference $11.00 per share                                              27                  27
Common Stock, $.01 par value, authorized 30,000,000 shares; issued and
    outstanding  11,967,543 and 8,947,018 shares, respectively                          120                  89
Paid-in capital                                                                     101,488              77,454
Accumulated deficit                                                                 (38,536)            (39,403)
                                                                             --------------   -----------------
                                                                                     63,099              38,167
                                                                             --------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $143,990            $142,950
                                                                             ==============   =================

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollar amounts in thousands except for share data)

                                                           Three Months Ended
                                                    --------------------------------
                                                    March 31, 1997   March 31, 1996
                                                    ---------------  ---------------
NET REVENUE                                             $   24,365        $  13,341
Other income                                                    69               17
                                                    --------------   --------------
                                                            24,434           13,358
COSTS AND EXPENSES
  Operating                                                 18,362           10,345
  General and administrative                                 1,683            1,267
  Depreciation and amortization                              1,311              571
  Interest                                                   1,112              192
  Provision for doubtful accounts                              376              372
                                                    --------------   --------------
                                                            22,844           12,747
                                                    --------------   --------------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST           1,590              611
Minority owners' share of net earnings                        (192)             (95)
                                                    --------------   --------------
EARNINGS BEFORE INCOME TAXES                                 1,398              516
  Provision for income taxes                                   531              ---
                                                    --------------   --------------
NET EARNINGS TO COMMON STOCKHOLDERS                     $      867        $     516
                                                    ==============   ==============
EARNINGS PER COMMON SHARE                               $     0.09        $    0.07
                                                    ==============   ==============
  Weighted average number of shares                     10,088,098        7,669,105
                                                    ==============   ==============

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                           Three Months Ended March 31,
                                                                         --------------------------------
                                                                             1997               1996
                                                                         --------            -------
OPERATING ACTIVITIES
  Net earnings (loss)                                                    $    867            $   516
  Adjustments to reconcile net earnings (loss) from operations:
    Depreciation and amortization                                           1,311                571
    Provisions for doubtful accounts                                          376                372
    Minority owners' share of net earnings                                    192                 94
    Changes in assets and liabilities net of effect of acquisitions:
      Accounts receivable                                                  (2,910)            (1,537)
      Supplies, prepaid expenses, and other current assets                   (505)              (444)
      Deferred charges and other assets                                        54                (77)
      Net advances to affiliated physician groups                          (1,959)            (3,113)
      Accounts payable and accrued expenses                                 1,284              2,162
                                                                         --------            -------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                               (1,290)            (1,456)

INVESTING ACTIVITIES
  Purchase of equipment                                                      (240)              (218)
  Acquisition of nonmedical assets of affiliated physician
  practices                                                                   ---             (5,344)
                                                                         --------            -------
NET CASH USED IN INVESTING ACTIVITIES FINANCING ACTIVITIES                   (240)            (5,562)

  Bank overdraft                                                              783                ---
  Financing costs incurred                                                    (18)               ---
  Proceeds from exercise of stock options and warrants                        ---                 83
  Principal payments on notes payable                                      (7,784)              (298)
  Proceeds from notes payable                                               7,151                ---
  Proceeds from note payable to parent                                      1,005              3,528
  Principal payments on capital lease obligations                             (22)               (16)
                                                                         --------            -------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                                1,115              3,297

DECREASE IN CASH AND CASH
  EQUIVALENTS                                                                (415)            (3,721)

  Cash and cash equivalents at beginning of period                            415              4,204
                                                                         --------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   ---            $   483
                                                                          =======            =======

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified for comparative purposes with no effect on net earnings. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company's") annual report on Form 10-K for the year ended December 31, 1996.

Net Revenue: The following table is a summary of net revenue by source for the respective periods ended March 31. Patient services revenue is recorded net of contractual allowances and discounts of $1,140,000 and $1,167,000 for the quarters ended March 31, 1997 and 1996, respectively.

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




(In thousands)                          Three Months Ended March 31,
                                              1997        1996
                                            -------      ------
Net patient services revenue                 $9,894      $9,282
Practice management service fees             10,875       1,630
Pharmaceutical sales to physicians            4,153       3,222
Physician investigator studies                  583         374
                                            -------      ------
                                            $25,505     $14,508
                                            =======     =======

Management Service Agreements: Costs of obtaining Service Agreements are amortized using the straight-line method over the 40-year terms of the agreements. Certain purchase accounting adjustments were made during the first quarter of 1997 which reduced management service agreements, net of accumulated amortization by $2,090,000, primarily due to a change in estimated deferred tax liability.

Net Earnings (Loss) Per Common Share: Net earnings (loss) per common share for the three months ended March 31, 1997 and 1996 has been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Shares issuable pursuant to the conversion of the long-term notes delivered by the Company in its management affiliations are excluded since they would have been anti-dilutive in the three months ended March 31, 1997 and 1996. Fully diluted earnings per share are not disclosed as the effect of assuming the conversion of the preferred stock is clearly immaterial.

NOTE 2 - PARENT COMPANY

Response Oncology, Inc. is a subsidiary of Seafield Capital Corporation ("Seafield").

On February 10, 1995 Seafield, announced its retention of a financial advisor to evaluate and recommend steps to enhance the value of Seafield to its shareholders. Any transaction pursued by Seafield will be likely to result in a significant change in the Company's ownership.

NOTE 3 - NOTES PAYABLE

In May 1996, the Company entered into a $27.5 million Credit Facility with NationsBank and Union Planters to fund the Company's acquisition and working capital needs and to repay its existing facility with Union Planters. The Credit Facility, comprised of a $22.0 million Acquisition Facility and a $5.5 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Acquisition Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.625%, depending upon borrowing levels. The Working Capital Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.875% and 2.375%. At March 31, 1997, $27.1 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 7.7%. The Company's available credit under the Credit Facility at March 31, 1997 was $.4 million. The Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio.

In April 1997 the Credit Facility was amended to increase the maximum available borrowings to $45.0 million and to extend the maturity date to March 1999.

In October 1996, the Company procured a $23.5 million credit facility from Seafield (the "Seafield Facility") to finance acquisitions and for working
capital.   On February 26, 1997, the $23.5 million loan and accrued interest of
$.7 million was exchanged for 3,020,536 shares of the Company's common stock at a rate of $8 per share (which exchange rate was above the quoted market price of the common stock at the date of conversion). In connection with the conversion of the Seafield Facility, $82,000 of unamortized financing costs were charged to paid-in capital. Simultaneous with the conversion, Seafield announced its intention to consider a distribution to its shareholders in 1997 of Seafield's shares of the Company's common stock.

NOTE 4 - INCOME TAXES

Upon the consummation of the physician practice management affiliations, the Company recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of purchased assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

During the period ended March 31, 1997 the Company recognized income tax expense due to the exhaustion of net operating loss carryovers for the year. The Company had utilized net operating losses to fully offset income tax expense during 1996. These net operating losses had not previously been recognized in the financial statements as deferred tax assets due to doubts of their recoverability. Therefore, no deferred tax expense was recognized upon the utilization thereof.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1997, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of March 31, 1997, the Company was not aware of any pending professional or general liability claims.

NOTE 6 - DUE FROM AFFILIATED PHYSICIANS

Due from affiliated physicians consists of management fees earned and payable pursuant to the management service agreements ("Service Agreements"). In addition, the Company may also fund certain working capital needs of the affiliated physicians from time to time.

NOTE 7 - NEW ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Response Oncology, Inc. ("The Company"), is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts clinical cancer research on behalf of pharmaceutical manufacturers. Approximately 350 medical oncologists are associated with the Company through these programs.

     At March 31, 1997, the Company's network consisted of 47 IMPACT(R) Centers, including 24 wholly owned, 12 managed programs, and 11 owned and operated in joint venture with a host hospital. In January 1996 the Company commenced execution of a diversification strategy into practice management. Such diversification included the affiliation during 1996 with 38 physicians in 10 medical oncology practices in Florida and Tennessee. The Company has sought deep geographic penetration in those markets believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. The Company's resulting fees from Service Agreements includes practice operating expenses and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

RESULTS OF OPERATIONS

     The Company recorded net earnings for the quarter ended March 31, 1997 of $867,000 or $.09 per share, compared to net earnings of $516,000 or $.07 per share, for the same period in 1996. Earnings before income taxes for the first quarter of 1997 were $1,398,000 compared to $516,000 for the first quarter of 1996. The Company utilized net operating loss carryforwards in 1996 to fully offset its income tax provision.

     Net revenue for the first quarter of 1997 increased 83% to $24.4 million
compared to $13.3 million for the corresponding period in 1996.   The increase
is primarily due to an additional nine practice management affiliations made after March 31, 1996 which were not included in net revenue for the first quarter of 1996.

     EBITDA (earnings before interest, taxes, depreciation and amortization) increased $2.5 million or 192% to $3.8 million for the quarter ended March 31, 1997, in comparison to $1.3 million for the quarter ended March 31, 1996. EBITDA is not intended to represent net income, cash flow, or any other measure of performance in accordance with generally accepted accounting principles, but is included because the Company believes it is useful for measuring and identifying trends with respect to the Company's operating performance and creditworthiness. The increase in EBITDA is primarily due to the increase in revenues related to Service Agreements with affiliated physicians.

     Operating expenses increased $8.1 million, or 79%, from $10.3 million in the first quarter of 1996 to $18.4 million in 1997. This increase is primarily due to expenses related to the additional nine practice management affiliations commenced subsequent to March 31, 1996. Operating expenses consist primarily of payroll costs, pharmaceutical and laboratory expenses, medical director fees, rent expense, and other operational costs. Operating expenses as a percentage of net revenue were 75% and 77% for the quarters ended March 31, 1997 and 1996, respectively.

     General and administrative costs increased $.4 million, or 31%, from $1.3 million in for the first quarter of 1996 to $1.7 million for the same period in 1997, primarily due to additional overhead expenses resulting from the practice management diversification.

     Depreciation and amortization increased $.7 million from $.6 million in for the quarter ended March 31, 1996 to $1.3 million for the same period in 1997. The increase is primarily attributable to the amortization of the Service Agreements purchased in practice management affiliations consummated during 1996.

     Interest expense was $1.1 million for the first quarter of 1997 as compared to $.2 million for the first quarter of 1996, an increase of $.9 million. The increase is related to borrowings under the Company's Credit Facility and debt assumed and/or issued in connection with practice management affiliations.

     The increase in income tax expense resulted from the exhaustion of net operating loss carryovers for the year. The Company had utilized net operating losses to fully offset tax expense during 1996. These net operating losses had never been recognized in the financial statements as deferred tax assets due to doubts of their recoverability. Therefore, no deferred tax expense was recognized upon utilization thereof.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company's working capital was $24.1 million with current assets of $36.0 million and current liabilities of $11.9 million. The current portion of notes payable decreased from December 31, 1996 due to a maturity of a short term note to physicians which was financed through the note payable to the Company's parent.

     In May 1996, the Company entered into a $27.5 million Credit Facility with NationsBank and Union Planters to fund the Company's acquisition and working capital needs and to repay its existing facility with Union Planters. The Credit Facility, comprised of a $22.0 million Acquisition Facility and a $5.5 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Acquisition Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.625%, depending upon borrowing levels. The Working Capital Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.875% and 2.375%. At March 31, 1997, $27.1 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 7.7%. The Company's available credit under the Credit Facility at March 31, 1997 was $.4 million. The Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio.

     In April 1997, the Credit Facility was amended to increase the maximum available borrowings to $45 million and to extend the maturity date to March 1999.

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

PART II - OTHER INFORMATION

ITEM 5.   MARKET INFORMATION AND RELATED STOCKHOLDER MATTERS

     Securities Issued to Controlling Shareholder

     In October 1996, the Registrant obtained a $23.5 million credit facility from Seafield to be used to finance practice affiliations and for working capital. The facility was evidenced by a convertible note payable upon the earlier of the closing of an equity offering or August 1, 1998. The note provided for interest at a rate of 8% escalating at certain points during the term of the note, was unsecured and was convertible at the election of Seafield Capital Corporation into shares of the Company's common stock at a conversion price equal to the market price of the common stock at the date of conversion; provided, however, that after December 31, 1996, the conversion price would be the lower of market or $11.00 per share. The entire credit facility, as well as $.7 million of accrued interest was exchanged for 3,020,536 shares of Common Stock during February 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

27        Financial Data Schedule (for SEC use only)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RESPONSE ONCOLOGY, INC.



                                By:  /s/ Mary E. Clements
                                     ---------------------------------
                                     Mary E. Clements
                                     Executive Vice President, Finance
                                     and Principal Financial Officer

                                     Date:  May 13, 1997


                                By:  /s/ Dena L. Mullen
                                     ---------------------------------
                                     Dena L. Mullen
                                     Director of Finance

                                     Date: May 13, 1997

                                By:  /s/ Peter A. Stark
                                     ---------------------------------
                                     Peter A. Stark
                                     Controller

                                     Date:  May 13, 1997