Form 10-Q
period 1997-06-30
RESPONSE ONCOLOGY INC
filed 1997-08-14
CIK 763098

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

         (X)        Quarterly report pursuant to Section 13 or 15(d) of the
         ---        Securities Exchange Act of 1934


                    For the quarterly period ended June 30, 1997 or

         ( )        Transition report pursuant to Section 13 or 15(d) of the
         ---        Securities Exchange Act of 1934


                    For the transition period from          to
                                                  ----------  ----------

                    Commission file number       0-15416
                                          -----------------


                           RESPONSE ONCOLOGY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



  Tennessee                                               62-1212264
----------------------------                          ------------------
(State or Other Jurisdiction                          (I. R. S. Employer
of Incorporation or Organization)                     Identification No.)


1775 Moriah Woods Blvd., Memphis, TN                         38117
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


                               (901) 761-7000
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


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

Common Stock, $.01 Par Value, 11,969,143 shares as of August 13, 1997.

This filing consists of 16 sequentially numbered pages.

INDEX




PART I.        FINANCIAL INFORMATION

Item 1.             Financial Statements                                                                               Page

                    Consolidated Balance Sheets,
                    June 30, 1997 and December 31, 1996...................................................................3

                    Consolidated Statements
                    of Earnings for the Three Months Ended
                    June 30, 1997 and June 30, 1996.......................................................................4

                    Consolidated Statements
                    of Earnings for the Six Months Ended
                    June 30, 1997 and June 30, 1996.......................................................................5

                    Consolidated Statements of
                    Cash Flows for the Six Months Ended
                    June 30, 1997 and June 30, 1996.......................................................................6

                    Notes to Consolidated
                    Financial Statements..................................................................................7

Item 2              Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations........................................................................................11


PART II.            OTHER INFORMATION


Item 4.             Submission of Matters to a Vote of Securities Holders................................................14


Item 5.             Market Information and Related Stockholder Matters...................................................15


Item 6.             Exhibits and Reports on Form 8-K.....................................................................15


Signatures          .....................................................................................................16


PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands)

                                                                                --------------------------------
                                                                                June 30, 1997  December 31, 1996
ASSETS                                                                           (Unaudited)           (Note 1)
                                                                                -----------          -----------
CURRENT ASSETS
    Cash and cash equivalents                                                   $   3,429              $     415
    Accounts receivable, less allowance for doubtful accounts
         of $2,446 and $1,774                                                      16,093                 14,297
    Supplies                                                                        2,512                  2,415
    Prepaid expenses and other current assets                                       4,147                  2,168
    Due from affiliated physicians                                                 14,460                 12,423
                                                                                ---------              ---------
TOTAL CURRENT ASSETS                                                               40,641                 31,718

    Property and equipment - at cost, less accumulated
         depreciation and amortization of $9,020 and $8,160                         3,672                  5,406
    Deferred charges, less accumulated amortization of $423 and $232                  467                    490
    Management Service Agreements, less accumulated amortization of $2,688 and
         $1,345                                                                   101,305                101,963
Deferred tax asset                                                                  3,198                  3,267
    Other assets                                                                      169                    106
                                                                                ---------              ---------
TOTAL ASSETS                                                                    $ 149,452              $ 142,950
                                                                                =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                            $   9,406              $   4,863
    Accrued expenses and other liabilities                                          5,757                  4,268
    Notes payable                                                                   1,309                  7,847
    Capital lease obligations                                                          66                     74
                                                                                ---------              ---------
TOTAL CURRENT LIABILITIES                                                          16,538                 17,052

    Capital lease obligations, less current portion                                    92                    124
    Notes payable, less current portion                                            44,557                 62,106
    Deferred tax liability                                                         23,231                 25,127
    Minority interest                                                                 835                    374

STOCKHOLDERS' EQUITY
    Series A convertible preferred stock, $1.00 par value, authorized 3,000,000 shares; issued and outstanding 27,233 shares at each period end,
         liquidating preference $11.00 per share                                       27                     27
    Common Stock, $.01 par value, authorized 30,000,000 shares; issued and
          outstanding 11,967,543 and 8,947,018 shares, respectively                   120                     89
    Paid-in capital                                                               101,376                 77,454
    Accumulated deficit                                                           (37,324)               (39,403)
                                                                                ---------              ---------
                                                                                   64,199                 38,167
                                                                                ---------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 149,452              $ 142,950
                                                                                =========              =========



See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)


                                                           Three Months Ended
                                                     -----------------------------
                                                     June 30, 1997   June 30, 1996
                                                     ------------    -------------
NET REVENUE                                          $     25,642     $     15,099

COSTS AND EXPENSES
 Salaries and benefits                                      5,210            3,519
 Pharmaceuticals and supplies                              12,413            6,463
 Other operating costs                                      2,385            1,812
 General and administrative                                 1,109            1,037
 Depreciation and amortization                              1,149              754
 Interest                                                     792              459
 Provision for doubtful accounts                              423              450
                                                     ------------     ------------
                                                           23,481           14,494
                                                     ------------     ------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST          2,161              605
 Minority owners' share of net earnings                      (205)             (61)
                                                     ------------     ------------

EARNINGS BEFORE INCOME TAXES                                1,956              544
 Provision for income taxes                                   744               --
                                                     ------------     ------------

NET EARNINGS TO COMMON STOCKHOLDERS                  $      1,212     $        544
                                                     ============     ============

EARNINGS PER COMMON SHARE                            $       0.10     $       0.07
                                                     ============     ============

 Weighted average number of shares                     11,968,123        7,851,520
                                                     ============     ============




See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)

                                                            Six Months Ended
                                                     -----------------------------
                                                     June 30, 1997   June 30, 1996
                                                     -------------   -------------

NET REVENUE                                          $     50,007     $     28,439

COSTS AND EXPENSES
Salaries and benefits                                      10,170            6,742
Pharmaceuticals and supplies                               23,476           12,034
Other operating costs                                       5,246            3,756
General and administrative                                  2,209            1,898
Depreciation and amortization                               2,460            1,325
Interest                                                    1,896              646
Provision for doubtful accounts                               799              822
                                                     ------------     ------------
                                                           46,256           27,223
                                                     ------------     ------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST          3,751            1,216
Minority owners' share of net earnings                       (397)            (155)
                                                     ------------     ------------

EARNINGS BEFORE INCOME TAXES                                3,354            1,061
Provision for income taxes                                  1,275               --
                                                     ------------     ------------

NET EARNINGS TO COMMON STOCKHOLDERS                  $      2,079     $      1,061
                                                     ============     ============

EARNINGS PER COMMON SHARE                            $       0.19     $       0.14
                                                     ============     ============

Weighted average number of shares                      11,033,462        7,765,641
                                                     ============     ============




See accompanying notes to consolidated financial statements

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)


                                                                   Six Months Ended June 30,
                                                                   ------------------------
                                                                     1997            1996
                                                                   --------        --------
OPERATING ACTIVITIES
  Net earnings                                                     $  2,079        $  1,061
  Adjustments to reconcile net earnings from operations:
   Depreciation and amortization                                      2,460           1,325
   Provisions for doubtful accounts                                     799             822
   Minority owners' share of net earnings                               397             155
  Changes in assets and liabilities net of effect of acquisitions:
   Accounts receivable                                               (2,595)         (4,338)
   Supplies, prepaid expenses, and other current assets              (2,075)            181
   Deferred charges and other assets                                   (367)           (305)
   Due from affiliated physician groups                              (2,713)         (2,269)
   Accounts payable and accrued expenses                              6,670           1,084
                                                                   --------        --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   4,655          (2,284)
INVESTING ACTIVITIES
  Purchase of equipment                                                (388)           (780)
  Sale of short-term investments                                        262
  Investment in joint venture                                            63              --
  Acquisition of nonmedical assets of affiliated physician             (238)        (23,119)
                                                                   --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                  (563)        (23,637)

FINANCING ACTIVITIES
  Financing costs incurred                                             (103)             --
  Proceeds from exercise of stock options                                --             175
  Principal payments on notes payable                                (3,212)           (402)
  Proceeds from notes payable                                         1,271          12,127
  Proceeds from note payable to parent                                1,006          10,000
  Principal payments on capital lease obligations                       (40)            (28)
                                                                   --------        --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ACTIVITIES       (1,078)         21,872
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS EQUIVALENTS          3,014          (4,049)
  Cash and cash equivalents at beginning of period                      415           4,205
                                                                   --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  3,429        $    156
                                                                   ========        ========



See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified for comparative purposes with no effect on net earnings. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company's") annual report on Form 10-K for the year ended December 31, 1996.

Net Revenue: The following table is a summary of net revenue by source for the respective three and six month periods ended June 30, 1997 and 1996. Patient services revenue is recorded net of contractual allowances and discounts of $749,000 and $1,116,000 for the quarters ended June 30, 1997 and 1996, respectively and $1,889,000 and $2,283,000 for the six months ended June 30, 1997 and 1996, respectively.

The Company's revenue from practice management affiliations includes a fee equal to practice operating expenses incurred by the Company (which excludes expenses that are the obligation of the physicians, such as physician salaries and benefits) and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or net operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

(In thousands)                       Three Months Ended June 30,     Six Months Ended June 30,
                                     --------------------------      ------------------------
                                       1997               1996         1997             1996
                                     -------            -------      -------          -------
Net patient services revenue         $ 8,514            $ 8,677      $17,268          $16,791
Practice management service fees      11,616              2,996       22,491            4,626
Pharmaceutical sales to physicians     4,526              3,215        8,679            6,438
Physician investigator studies           986                211        1,569              584
                                     -------            -------      -------          -------
                                     $25,642            $15,099      $50,007          $28,439
                                     =======            =======      =======          =======


Management Service Agreements: Costs of obtaining Service Agreements are amortized using the straight-line method over the 40-year terms of the agreements. Certain purchase accounting adjustments were made during the six months ended June 30, 1997 which increased the value of management service agreements, net of accumulated amortization, by $685,000. The adjustments made to the management service agreements include a decrease of $2,361,000 due to a change in estimated deferred tax liability and a net increase to the value of management service agreements of $3,046,000 due to changes in the estimated valuation of certain assets and liabilities that were purchased.

Net Earnings Per Common Share: Net earnings per common share for the three and six month periods ended June 30, 1997 and 1996 have been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Shares issuable pursuant to the conversion of the long-term notes delivered by the Company in its management affiliations are excluded since they would have been anti-dilutive in the three and six month periods ended June 30, 1997 and 1996. Fully diluted earnings per share are not disclosed as the effect of assuming the conversion of the preferred stock is clearly immaterial.

NOTE 2 -- PARENT COMPANY

As of June 30, 1997, Response Oncology, Inc. was a subsidiary of Seafield Capital Corporation ("Seafield").

On July 1, 1997, Seafield's Board of Directors declared a dividend to Seafield's shareholders of all shares of common stock of Response owned by Seafield. For each shareholder of record on July 11, 1997, 1.2447625 shares of Response common stock were distributed on July 25, 1997 for each share of Seafield common stock outstanding. The distribution of all shares of Response stock held by Seafield to Seafield's shareholders was effected as a dividend. The Seafield shareholders paid no consideration for any shares of Response stock received in the distribution.

NOTE 3 -- NOTES PAYABLE

The Company has a $45.0 million Credit Facility to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Acquisition Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.625%, depending upon borrowing levels. The Working Capital Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.875% and 2.375%. At June 30, 1997, $25.6 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.1%. The Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. As of June 30, 1997, approximately 60% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998.

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

NOTE 4 -- INCOME TAXES

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

During the three and six month periods ended June 30, 1997, the Company recognized income tax expense due to the exhaustion of net operating loss carryovers for the year. The Company had utilized net operating losses to fully offset income tax expense during 1996. These net operating losses had not previously been recognized in the financial statements as deferred tax assets due to doubts of their recoverability. Therefore, no deferred tax expense was recognized upon the utilization thereof.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1997, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of June 30, 1997, the Company was not aware of any pending professional or general liability claims.

NOTE 6 -- DUE FROM AFFILIATED PHYSICIANS

Due from affiliated physicians consists of management fees earned and payable pursuant to the management service agreements ("Service Agreements"). In addition, the Company may also fund certain working capital needs of the affiliated physicians from time to time.

NOTE 7 -- NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" is required to be implemented for periods ending after December 15, 1997. The adoption of this standard is not expected to have a significant impact on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have a significant impact on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have a significant impact on the Company's financial position or results of operations.

NOTE 8 -- SUBSEQUENT EVENT

On August 3, 1997, the Company accepted the resignation of Jack O. Bovender, Jr. as director of the Company necessitated by his recent appointment as President and Chief Operating Officer of a national healthcare company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Response Oncology, Inc. ("The Company"), is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts outcomes research on behalf of pharmaceutical manufacturers. Approximately 400 medical oncologists are associated with the Company through these programs.

At June 30, 1997, the Company's network consisted of 47 IMPACT(R) Centers, including 25 wholly owned, 12 managed programs, and 10 owned and operated in joint venture with a host hospital. In January 1996, the Company commenced execution of a diversification strategy into practice management. Such diversification included the affiliation during 1996 with 38 physicians in 10 medical oncology practices in Florida and Tennessee. The Company has sought deep geographic penetration in those markets believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. The Company's resulting revenues from Service Agreements include a fee equal to practice operating expenses incurred by the Company and a management fee either fixed in amount or equal to a percentage of each affiliated practice's adjusted net revenue or operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

RESULTS OF OPERATIONS

The Company recorded net earnings for the quarter and six months ended June 30, 1997 of $1,212,000 or $.10 per share, and $2,079,000 or $.19 per share, compared to net earnings of $544,000 or $.07 per share, and $1,061,000, or $.14 per share, for the same periods in 1996. Earnings before income taxes for the quarter and six months ended June 30, 1997 were $1,956,000 and $3,354,000 compared to $544,000 and $1,061,000 for the same periods of 1996. The Company utilized net operating loss carryforwards in 1996 to fully offset its income tax provision.

Net revenue for the quarter ended June 30, 1997 was $25,642,000 compared to $15,099,000 for the quarter ended June 30, 1996, an increase of $10,543,000 or 70%. Net revenue for the six months ended June 30, 1997 was $50,007,000 compared to $28,439,000 for the corresponding period in 1996, an increase of $21,568,000 or 76%. Growth in net revenue for both the second quarter and six months ended June 30, 1997 was largely driven by an increase in revenue from the Practice Management Division. For the second quarter, practice management fees increased by 288%, from $2,996,000 in 1996 to $11,616,000 in 1997; practice management fees for the six month period increased 386%, from $4,626,000 in 1996 to $22,491,000 in 1997. The number of physicians in practice management relationships with the Company increased from 12 on June 30, 1996 to 40 on June 30, 1997. In the Company's Clinical Division, pharmaceutical sales to physicians and revenue from contract outcomes research increased 41% and 369%, respectively, in the second quarter, for a combined increase of $2,086,000.

EBITDA (earnings before interest, taxes, depreciation and amortization) increased $2,140,000 or 122% to $3,897,000 and $4,678,000 or 154% to
$7,710,000, respectively for the quarter and six months ended June 30, 1997. This compares with EBITDA of $1,757,000 and $3,032,000 for the quarter and six months ended June 30, 1996.

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

Pharmaceuticals and Supplies increased by $5,950,000 and $11,442,000 for the three and six month periods ended June 30, 1997 over the corresponding periods in 1996. The Company attributes the increases primarily to the expansion into practice management as well as a significant increase in pharmaceutical sales to physicians.

Salaries and Benefits as a percentage of Net Revenue decreased from 23% and 24% for the quarter and six months ended June 30, 1996, respectively, to 20% for the quarter and six months ended June 30, 1997. During 1996 the Company increased personnel in order to support the diversification into practice management.

Other Operating Expenses increased $573,000, or 32%, from 1,812,000 in the second quarter of 1996 to $2,385,000 for the corresponding period in 1997. Other Operating Expenses increased $1,490,000, or 40%, from $3,756,000 for the six months ended June 30, 1996 to $5,246,000 for the six months ended June 30, 1997 This increase is primarily due to the Company's diversification strategy into practice management. Other Operating Expenses consist primarily of medical director fees, rent expense, and other operational costs. Other Operating Expenses as a percentage of net revenue were 9% and 12% for the quarters ended June 30, 1997 and 1996, respectively and 10% and 13 % for the six months ended June 30, 1997 and 1996 respectively.

Depreciation and Amortization increased $395,000 from $754,000 for the quarter ended June 30, 1996 to $1,149,000 for the same period in 1997 and increased $1,135,000 from $1,325,000 for the six months ended June 30, 1996 to $2,460,000 for the same period in 1997. The increase is primarily attributable to the amortization of the Service Agreements purchased in practice management affiliations consummated during 1996.

Interest expense was $792,000 for the second quarter of 1997 as compared to $459,000 for the second quarter of 1996, an increase of $333,000. Interest expense was $1,896,000 for the six months ended June 30, 1997 as compared to $646,000 for the same period in 1996, an increase of $1,250,000. The increase is related to borrowings under the Company's Credit Facility and debt assumed and/or issued in connection with practice management affiliations.

The increase in the Provision for Income Taxes resulted from the exhaustion of net operating loss carryforwards for the year. The Company had utilized net operating losses to fully offset tax expense during 1996. These net operating losses had never been recognized in the financial statements as deferred tax assets due to doubts of their recoverability. Therefore, no deferred tax expense was recognized upon utilization thereof.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's working capital was $24.1 million with current assets of $40.6 million and current liabilities of $16.5 million. The current portion of notes payable decreased from December 31, 1996 due to the maturity of a short term note to physicians which was financed through the note payable to the Company's parent.

The Company has a $45.0 million Credit Facility to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Acquisition Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.625%, depending upon borrowing levels. The Working Capital Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.875% and 2.375%. At June 30, 1997, $25.6 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.1%. The Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. As of June 30, 1997, approximately 60% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998.

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

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" is required to be implemented for periods ending after December 15, 1997. The adoption of this standard is not expected to have a significant impact on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have a significant impact on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have a significant impact on the Company's financial position or results of operations.

PART II - OTHER INFORMATION

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  The annual meeting of shareholders was held on June
                  5, 1997 for the purpose of electing a board of directors, approving the appointment of auditors, and approving an amendment to the Company's 1996 Stock Incentive Plan. Proxies for the meeting were solicited and there was no solicitation in opposition to management's solicitations. Holders of 11,967,543 shares were eligible to vote and 9,308,250 shares were represented at the meeting either in person or by proxy.

                  All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                       SHARES VOTED              SHARES                SHARES
                         DIRECTOR                          FOR                  WITHHELD              NOT VOTED
                         --------                       ---------               --------              ---------
                  P. Anthony Jacobs                     9,294,913               13,337                   0
                  Jack O. Bovender, Jr.                 9,295,150               13,100                   0
                  Lawrence N. Kugelman                  9,294,568               13,682                   0
                  Joseph T. Clark                       9,295,088               13,162                   0
                  W. Thomas Grant, II                   9,294,913               13,337                   0
                  James R. Seward                       9,294,265               13,985                   0


                  The shareholders approved the appointment of KPMG
                  Peat Marwick LLP as independent auditors for the year ending December 31, 1997 by the following vote:

                  SHARES VOTED          SHARES VOTED             SHARES               SHARES
                      FOR                  AGAINST             ABSTAINING            NOT VOTED
                  ------------          ------------           ----------            ---------
                    9,301,965               5,862                 423                    0

                  The shareholders approved an amendment to the Company's 1996 Stock Incentive Plan approving an additional 500,000 shares of Common Stock for issuance pursuant thereto by the following vote:

                  SHARES VOTED          SHARES VOTED             SHARES               SHARES
                      FOR                  AGAINST             ABSTAINING            NOT VOTED
                  ------------          ------------           ----------            ---------
                    9,203,316              82,186                22,748                  0

ITEM 5   MARKET INFORMATION AND RELATED STOCKHOLDER MATTERS

         Securities Issued to Controlling Shareholder

         In October 1996, the Registrant obtained a $23.5 million credit facility from Seafield to be used to finance practice affiliations and for working capital. The facility was evidenced by a convertible note payable upon the earlier of the closing of an equity offering or August 1, 1998. The note provided for interest at a rate of 8% escalating at certain points during the term of the note, was unsecured, and was convertible at the election of Seafield into shares of the Company's common stock at a conversion price equal to the market price of the common stock at the date of conversion; provided, however, that after December 31, 1996, the conversion price would be the lower of market or $11.00 per share. The entire credit facility, as well as $.7 million of accrued interest was exchanged for 3,020,536 shares of common stock during February 1997.

         On July 1, 1997, Seafield's Board of Directors declared a dividend to Seafield's shareholders of all shares of common stock of Response owned by Seafield. For each shareholder of record on July 11, 1997, 1.2447625 shares of Response common stock were distributed on July 25, 1997 for each share of Seafield common stock outstanding. The distribution of all shares of Response stock held by Seafield to Seafield's shareholders was effected as a dividend. The Seafield shareholders paid no consideration for any shares of Response stock received in the distribution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         27         Financial Data Schedule (for SEC use only)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RESPONSE ONCOLOGY, INC.



                                           By:  /s/ Mary E. Clements
                                                --------------------------------
                                                Mary E. Clements
                                                Chief Financial Officer
                                                and Principal Financial Officer

                                                Date:  August 14, 1997


                                           By:  /s/ Dena L. Mullen
                                                --------------------------------
                                                Dena L. Mullen
                                                Director of Finance

                                                Date: August 14, 1997


                                           By:  /s/ Peter A. Stark
                                                --------------------------------
                                                Peter A. Stark
                                                Controller


                                                Date:  August 14, 1997