Form 10-Q
period 1997-09-30
RESPONSE ONCOLOGY INC
filed 1997-11-14
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

        (X)     Quarterly report pursuant to Section 13 or 15(d) of the
        ---     Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997 or

        ( )     Transition report pursuant to Section 13 or 15(d) of the
        ---     Securities Exchange Act of 1934

                For the transition period from__________to_____________

                Commission file number             0-15416
                                      ---------------------------------

                            RESPONSE ONCOLOGY, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)



         Tennessee                                         62-1212264
---------------------------------                      ------------------
(State or Other Jurisdiction                          (I. R. S. Employer
of Incorporation or Organization)                     Identification No.)


1775 Moriah Woods Blvd., Memphis, TN                          38117
----------------------------------------              -------------------
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

                                Yes   X     No
                                   ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value, 11,972,621 shares as of November 13, 1997.

This filing consists of 14 sequentially numbered pages

 .

INDEX

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements                                                                               Page
                    Consolidated Balance Sheets,
                    September 30, 1997 and December 31, 1996............................................................ 3

                    Consolidated Statements
                    of Earnings for the Three Months Ended
                    September 30, 1997 and September 30, 1996........................................................... 4

                    Consolidated Statements
                    of Earnings for the Nine Months Ended
                    September 30, 1997 and September 30, 1996........................................................... 5

                    Consolidated Statements of
                    Cash Flows for the Nine Months Ended
                    September 30, 1997 and September 30, 1996........................................................... 6

                    Notes to Consolidated
                    Financial Statements................................................................................ 7

Item 2              Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations.......................................................................................11

PART II.            OTHER INFORMATION

Item 5.             Market Information and Related Stockholder Matters..................................................13

Item 6.             Exhibits and Reports on Form 8-K....................................................................13

Signatures          ....................................................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands)

ASSETS                                                                      September 30, 1997  December 31, 1996
                                                                                (Unaudited)        (Note 1)
                                                                                 ---------      ---------------
CURRENT ASSETS
     Cash and cash equivalents                                                   $   1,505        $     415
     Accounts receivable, less allowance for doubtful accounts
         of $2,777 and $1,774                                                       16,119           14,297
     Supplies                                                                        2,506            2,415
     Prepaid expenses and other current assets                                       4,049            2,168
     Due from affiliated physicians                                                 14,527           12,423
                                                                                 ---------        ---------
         TOTAL CURRENT  ASSETS                                                      38,706           31,718

     Property and equipment - at cost, less accumulated
         depreciation and amortization of $9,269 and $8,160                          3,727            5,406
     Deferred charges, less accumulated amortization of $499 and $232                  404              490
     Management Service Agreements, less accumulated amortization of $3,360
         and $1,345                                                                103,947          101,963
     Deferred tax asset                                                              3,198            3,267
     Other assets                                                                      160              106
                                                                                 ---------        ---------
         TOTAL ASSETS                                                            $ 150,142        $ 142,950
                                                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                            $   8,180        $   4,863
     Accrued expenses and other liabilities                                          6,183            4,268
     Notes payable                                                                   1,617            7,847
     Capital lease obligations                                                          63               74
                                                                                 ---------        ---------
         TOTAL CURRENT LIABILITIES                                                  16,043           17,052

     Capital lease obligations, less current portion                                    76              124
     Notes payable, less current portion                                            41,894           62,106
     Deferred tax liability                                                         25,996           25,127
     Minority interest                                                                 863              374

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $1.00 par value, authorized
         3,000,000 shares; issued and outstanding 27,233 shares at each period
         end, liquidating preference $11.00 per share                                   27               27
     Common Stock, $.01 par value, authorized 30,000,000 shares; issued and
          outstanding 11,972,621 and 8,947,018 shares, respectively                    120               89
     Paid-in capital                                                               101,402           77,454
     Accumulated deficit                                                           (36,279)         (39,403)
                                                                                 ---------        ---------
                                                                                    65,270           38,167
                                                                                 ---------        ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 150,142        $ 142,950
                                                                                 =========        =========


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)

                                                                         Three Months Ended
                                                            -----------------------------------------------
                                                                September 30,          September 30,
                                                                    1997                   1996
                                                            ---------------------    ----------------------
NET REVENUE                                                     $     25,710             $    17,914

COSTS AND EXPENSES
     Salaries and benefits                                             5,541                   4,013
     Pharmaceuticals and supplies                                     12,320                   7,469
     Other operating costs                                             3,030                   2,352
     General and administrative                                        1,158                   1,119
     Depreciation and amortization                                     1,030                   1,032
     Interest                                                            570                     739
     Provision for doubtful accounts                                     356                     396
                                                                ------------             -----------
                                                                      24,005                  17,120
                                                                ------------             -----------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST                     1,705                     794
     Minority owners' share of net earnings                              (19)                   (120)
                                                                ------------             -----------

EARNINGS BEFORE INCOME TAXES                                           1,686                     674
     Provision for income taxes                                          641                     ---
                                                                ------------             -----------

NET EARNINGS TO COMMON STOCKHOLDERS                             $      1,045             $       674
                                                                ============             ===========


EARNINGS PER COMMON SHARE                                       $       0.09             $      0.08
                                                                ============             ===========

     Weighted average number of common shares                     12,117,439               8,391,461
                                                                ============             ===========



 See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)

                                                                         Nine Months Ended
                                                             ----------------------------------------------
                                                                 September 30,            September 30,
                                                                     1997                     1996
                                                             ---------------------    ---------------------
NET REVENUE                                                     $     75,710             $    46,353

COSTS AND EXPENSES
     Salaries and benefits                                            15,711                  10,968
     Pharmaceuticals and supplies                                     36,041                  19,760
     Other operating costs                                             7,987                   5,621
     General and administrative                                        3,403                   3,051
     Depreciation and amortization                                     3,490                   2,341
     Interest                                                          2,466                   1,384
     Provision for doubtful accounts                                   1,156                   1,218
                                                                ------------             -----------
                                                                      70,254                  44,343
                                                                ------------             -----------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST                     5,456                   2,010
     Minority owners' share of net earnings                             (416)                   (275)
                                                                ------------             -----------

EARNINGS BEFORE INCOME TAXES                                           5,040                   1,735
     Provision for income taxes                                        1,915                     ---
                                                                ------------             -----------

NET EARNINGS TO COMMON STOCKHOLDERS                             $      3,125             $     1,735
                                                                ============             ===========

EARNINGS PER COMMON SHARE                                       $       0.28             $      0.22
                                                                ============             ===========

     Weighted average number of common shares                     11,348,883               7,971,115
                                                                ============             ===========



See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                                                             Nine Months Ended
                                                                               -------------------------------------------------
                                                                                 September 30, 1997       September 30, 1996
                                                                               -----------------------  ------------------------
  OPERATING ACTIVITIES
     Net earnings                                                                        $ 3,125             $  1,735
     Adjustments to reconcile net earnings from operations:
     Depreciation and amortization                                                         3,490                2,341
     Provisions for doubtful accounts                                                      1,156                1,218
     Minority owners' share of net earnings                                                  416                  275
     Changes in assets and liabilities net of effect of acquisitions:
     Accounts receivable                                                                  (2,978)              (4,196)
     Supplies, prepaid expenses, and other current assets                                 (1,972)                (878)
     Deferred charges and other assets                                                      (405)                  (6)
     Due from affiliated physician groups                                                 (2,780)              (3,547)
     Accounts payable and accrued expenses                                                 5,870                1,263
                                                                                         -------             --------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      5,922               (1,795)
  INVESTING ACTIVITIES
     Purchase of equipment                                                                  (692)              (1,198)
     Sale of short-term investments                                                          ---                  362
     Investment in joint venture                                                              73                  ---
     Acquisition of nonmedical assets of affiliated physician practices                     (787)             (37,916)
                                                                                         -------             --------
  NET CASH USED IN INVESTING ACTIVITIES                                                   (1,406)             (38,752)

  FINANCING ACTIVITIES
      Financing costs incurred                                                              (103)                 ---
      Proceeds from exercise of stock options                                                 26                  178
      Principal payments on notes payable                                                 (5,567)                (501)
      Proceeds from notes payable                                                          1,271               26,917
      Proceeds from note payable to parent                                                 1,006                  ---
      Principal payments on capital lease obligations                                        (59)                 (31)
      Proceeds from issuance of stock to parent                                              ---               10,000
                                                                                         -------             --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     (3,426)              36,563
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         1,090               (3,984)
     Cash and cash equivalents at beginning of period                                        415                4,204
                                                                                         -------             --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 1,505             $    220
                                                                                         =======             ========



See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified for comparative purposes with no effect on net earnings. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company's") annual report on Form 10-K for the year ended December 31, 1996.

Net Revenue: The following table is a summary of net revenue by source for the respective three and nine month periods ended September 30, 1997 and 1996. Patient services revenue is recorded net of contractual allowances and discounts of $1,629,000 and $1,439,000 for the quarters ended September 30, 1997 and 1996, respectively and $4,827,000 and $3,944,000 for the nine months ended September 30, 1997 and 1996, respectively.

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

      (In thousands)                                   Three Months Ended            Nine Months Ended
                                                           September 30,               September 30,
                                                    ------------------------      -----------------------
                                                       1997           1996          1997           1996
                                                    ---------      ---------      ---------     ---------
    Net patient services revenue                    $   8,578      $   8,648      $  25,803     $  25,439
    Practice management service fees                   11,496          5,484         34,023        10,110
    Pharmaceutical sales to physicians                  4,843          3,509         13,522         9,947
    Physician investigator studies                        793            273          2,362           857
                                                    ---------      ---------      ---------     ---------
                                                    $  25,710      $  17,914      $  75,710      $ 46,353
                                                    =========      =========      =========     =========

Management Service Agreements: Costs of obtaining Management Service Agreements are amortized using the straight-line method over the terms of the agreements. Certain purchase accounting adjustments were made during the nine months ended September 30, 1997 which increased the value of management service agreements, net of accumulated amortization, by $4,000,000 due to changes in the estimated valuation of certain assets and liabilities that were purchased.

Net Earnings Per Common Share: Net earnings per common share for the three and nine month periods ended September 30, 1997 and 1996 have been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Shares issuable pursuant to the conversion of the long-term notes delivered by the Company in its management affiliations are excluded since they would have been anti-dilutive in the three and nine month periods ended September 30, 1997 and 1996. Fully diluted earnings per share are not disclosed as the effect of assuming the conversion of the preferred stock is clearly immaterial.

NOTE 2 -- PARENT COMPANY

Prior to July 25, 1997 Response Oncology was a subsidiary of Seafield Capital Corporation ("Seafield"). On July 1, 1997, Seafield's Board of Directors declared a dividend to Seafield's shareholders of all shares of common stock of Response owned by Seafield. For each shareholder of record on July 11, 1997,
1.2447625 shares of Response common stock were distributed on July 25, 1997 for each share of Seafield common stock outstanding. The distribution of all shares of Response stock held by Seafield to Seafield's shareholders was effected as a dividend. The Seafield shareholders paid no consideration for any shares of Response stock received in the distribution.

NOTE 3 -- NOTES PAYABLE

The Company has a $45.0 million Credit Facility to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.125%, depending upon borrowing levels. At September 30, 1997, $28.8 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. As of September 30, 1997, approximately 52% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998.

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

During the three and nine month periods ended September 30, 1997, the Company recognized income tax expense due to the exhaustion of net operating loss carryovers for the year. The Company had utilized net operating losses to fully offset income tax expense during 1996. These net operating losses had not previously been recognized in the financial statements as deferred tax assets due to doubts of their recoverability. Therefore, no deferred tax expense was recognized upon the utilization thereof.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1998, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are outside the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of September 30, 1997, the Company was not aware of any pending professional or general liability claims.

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

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" is required to be implemented for periods ending after December 15, 1997. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have a significant impact on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

At Septemer 30, 1997, the Company's network consisted of 48 IMPACT(R) Centers, including 25 wholly owned centers, 13 managed programs, and 10 centers owned and operated in joint venture with a host hospital. In January 1996, the Company commenced execution of a diversification strategy into physician practice management. Such diversification included the affiliation during 1996 and 1997 with 43 physicians in 10 medical oncology practices in Florida and Tennessee. The Company has sought deep geographic penetration in those markets believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. The Company's resulting revenues from Service Agreements include a fee equal to practice operating expenses incurred by the Company and a management fee either fixed in amount or equal to a percentage of each affiliated practice's adjusted net revenue or operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

RESULTS OF OPERATIONS

The Company recorded net earnings for the quarter and nine months ended September 30, 1997 of $1,045,000 or $.09 per share, and $3,125,000 or $.28 per share, compared to net earnings of $674,000 or $.08 per share, and $1,735,000, or $.22 per share, for the same periods in 1996. Earnings before income taxes for the quarter and nine months ended September 30, 1997 were $1,686,000 and $5,040,000 compared to $674,000 and $1,735,000 for the same periods of 1996.
The Company utilized net operating loss carryforwards in 1996 to fully offset its income tax provision.

Net revenue for the quarter ended September 30, 1997 was $25,710,000 compared to $17,914,000 for the quarter ended September 30, 1996, an increase of $7,796,000 or 44%. Net revenue for the nine months ended September 30, 1997 was $75,710,000 compared to $46,353,000 for the corresponding period in 1996, an increase of $29,357,000 or 63%. Growth in net revenue for both the third quarter and nine months ended September 30, 1997 was largely driven by an increase in revenue from the Practice Management Division. For the third quarter, practice management fees increased by 110%, from $5,484,000 in 1996 to $11,496,000 in 1997; practice management fees for the nine month period increased 237%, from $10,110,000 in 1996 to $34,023,000 in 1997. The number of physicians in practice management relationships with the Company increased from 21 on September 30, 1996 to 43 on September 30, 1997. In the Company's Clinical Division, pharmaceutical sales to physicians and revenue from contract outcomes research increased 38% and 190%, respectively from the third quarter of 1996 to the third quarter of 1997 for a combined increase of $1,854,000. Revenue from pharmaceutical sales to physicians and contract outcomes research increased 36% and 176%, respectively from the nine months ended September 30, 1996 to the nine months ended September 30, 1997 for a combined increase of $5,080,000.

EBITDA (earnings before interest, taxes, depreciation and amortization) increased $841,000 or 34% to $3,286,000 and $5,536,000 or 101% to $10,996,000,
respectively, for the quarter and nine months ended September 30, 1997. This compares with EBITDA of $2,445,000 and $5,460,000 for the quarter and nine months ended September 30, 1996.

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

Pharmaceuticals and supplies increased by $4,851,000 and $16,281,000, respectively, for the three and nine month periods ended September 30, 1997 over the corresponding periods in 1996. The Company attributes the increases primarily to the expansion into practice management as well as a significant increase in pharmaceutical sales to physicians.

Salaries and benefits as a percentage of Net Revenue decreased from 24% for the nine months ended September 30, 1996 to 21% for the nine months ended September 30, 1997. During the second quarter of 1996 the Company increased personnel in order to support the diversification into practice management.

Other operating expenses increased $678,000, or 29%, from $2,352,000 in the third quarter of 1996 to $3,030,000 for the corresponding period in 1997. Other operating expenses increased $2,366,000, or 42%, from $5,621,000 for the nine months ended September 30, 1996 to $7,987,000 for the nine months ended September 30, 1997. This increase is primarily due to the Company's diversification strategy into practice management. Other operating expenses consist primarily of medical director fees, rent expense, and other operational costs. Other operating expenses as a percentage of net revenue were 12% and 13% for the quarters ended September 30, 1997 and 1996, respectively and 11% and 12 % for the nine months ended September 30, 1997 and 1996 respectively.

Interest expense was $570,000 for the third quarter of 1997 as compared to $739,000 for the third quarter of 1996, a decrease of $169,000 as a result of the note payable to Seafield which was converted to common stock during the first quarter of 1997. Interest expense was $2,466,000 for the nine months ended September 30, 1997 as compared to $1,384,000 for the same period in 1996, an increase of $1,082,000. The increase is related to borrowings under the Company's Credit Facility and debt assumed and/or issued in connection with practice management affiliations.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's working capital was $22.7 million with current assets of $38.7 million and current liabilities of $16.0 million. The current portion of notes payable decreased from December 31, 1996 due to the maturity of a short term note to physicians which was financed through the note payable to the Company's parent.

The Company has a $45.0 million Credit Facility to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.125%, depending upon borrowing levels. At September 30, 1997, $28.8 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. As of September 30, 1997, approximately 52% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998.

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

PART II - OTHER INFORMATION

ITEM 5            MARKET INFORMATION AND RELATED STOCKHOLDER MATTERS

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

                                     RESPONSE ONCOLOGY, INC.

                                     By:      /s/ Mary E. Clements
                                              ---------------------------------
                                              Mary E. Clements
                                              Chief Financial Officer
                                              and Principal Accounting Officer

                                              Date:  November 14, 1997

                                     By:      /s/ Dena L. Mullen
                                              ---------------------------------
                                              Dena L. Mullen
                                              Director of Finance

                                              Date: November 14, 1997

                                     By:      /s/ Peter A. Stark
                                              ---------------------------------
                                              Peter A. Stark
                                              Controller

                                              Date:  November 14, 1997