Form 10-K
period 1997-12-31
RESPONSE ONCOLOGY INC
filed 1998-03-31
CIK 763098

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K


(Mark One)

  [X] Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December
            31, 1997

  [ ] Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
            For the Transaction Period: ___________________
            Commission File Number: _______________________

                             Response Oncology, Inc.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Tennessee                                       62-1212264
--------------------------------                   ----------------------------
     (State of incorporation)                         (I.R.S. Employer ID No.)

 1775 Moriah Woods Blvd., Memphis, TN                            38117
------------------------------------------                  ------------------
 (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (901) 761-7000
           Securities registered pursuant to Section 12(b) of the Act:


                                                           Name of each exchange
Title of each class                                        on which registered
----------------------                                    ----------------------
Common Stock, par value $.01 per share....................NASDAQ National Market

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  ---    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any Amendment to this form
10-K ___

As of March 25, 1998, 12,021,828 shares of Common Stock of Response Oncology, Inc. were outstanding and the aggregate market value of such Common Stock held by non affiliates was $95,619,000 based on the closing sale price of $9.44 as of that date.

Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on June 11, 1998 are incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 30, 1998. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report under cover of a Form 8. The exhibits for this Form 10-K are listed on Page 19.

PART I

ITEM 1. BUSINESS

THE COMPANY

Response Oncology, Inc. ("The Company") is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts outcomes research on behalf of pharmaceutical manufacturers. Approximately 400 medical oncologists are associated with the Company through these programs.

IMPACT(R) Services The Company presently operates 49 IMPACT(R) Centers in 25 states which provide high dose chemotherapy with stem cell support to cancer patients on an outpatient basis. Through its IMPACT(R) Centers, the Company has developed extensive medical information systems and databases containing clinical and patient information, analysis of treatment results and side effects and clinical care pathways. These systems and databases support the Company's clinical trials program, which involves carefully planned, uniform treatment regimens administered to a significant group of patients together with the monitoring of outcomes and side effects of these treatments. The clinical trials program allows the Company to develop a rational means of improving future treatment regimens by predicting which patients are most likely to benefit from different treatments.

Each IMPACT(R) Center is staffed by, and makes extensive use of, experienced oncology nurses, pharmacists, laboratory technologists, and other support personnel to deliver outpatient services under the direction of independent medical oncologists. IMPACT(R) Center services include preparation and collection of stem cells, administration of high dose chemotherapy, reinfusion of stem cells and delivery of broad-based supportive care. IMPACT(R) Center personnel extend the support mechanism into the patient's home, further reducing the dependence on hospitalization. The advantages of this system to the physician and patient include (i) convenience of the local treatment facility;
(ii) specialized on-site laboratory and pharmacy services, including home pharmacy support; (iii) access to the Company's clinical trials program to provide ongoing evaluation of current cancer treatment; (iv) specially trained medical and technical staff; (v) patient education and support materials through computer, video and staff consultation; and (vi) reimbursement assistance.

High dose chemotherapy is most appropriate for patients with lymphoma, acute leukemia, multiple myeloma and breast and ovarian cancer. Patients referred to the Company by the treating oncologist are placed on a treatment protocol developed from the cumulative analysis of the Company's approximately 3,500 high-dose cases. Protocols conducted at the IMPACT(R) Center begin with a drug regimen which allows for the collection and cryopreservation of stem cells. A stem cell is a cell which originates in the bone marrow and is a precursor to white blood cells. At the appropriate time, stem cells capable of restoring immune system and bone marrow functions are harvested over a two to three day period. The harvested stem cells are then frozen and stored at the IMPACT(R) Center, and following confirmation of response to treatment and a satisfactory stem cell harvest, patients receive high dose chemotherapy followed by reinfusion of stem cells. Most patients are then admitted to an affiliated hospital for approximately 10-14 days. After discharge, the patient is monitored in the oncologist's office. The Company believes that the proprietary databases and the information gathering techniques developed from the foregoing programs enable practicing oncologists to cost effectively manage cancer cases while ensuring quality. Clinical research conducted by the Company focuses on (i) improving cancer survival rates; (ii) enhancing the cancer patient's quality of life; (iii) reducing the costs of cancer care; and (iv) developing new approaches to cancer diagnosis, treatment and post-treatment monitoring.


Since 1989, the Company has conducted a clinical trials program pursuant to which carefully planned, uniform treatments administered to a substantial number of patients have been monitored and studied, with the results being collected in a database and utilized to predict outcomes and determine utilization of high dose chemotherapy as a treatment. In addition, the Company has recorded outcomes from over 3,500 cases in which high dose chemotherapy was utilized as a treatment and has developed and continues to refine treatment pathways, which forecast the best outcome with the lowest possible cost. Pursuant to agreements between the Company and the oncologists who supervise their patients' treatment in IMPACT(R) Centers, such oncologists are obligated to record and monitor outcomes, collect information and report such information to the Company, for which the oncologists are paid a fee for their time spend on such activities.

Oncology Practice Management Services During 1996, the Company adopted a strategy of diversification into physician practice management and since then has consummated affiliations with 11 medical oncology practices, including 43 medical oncologists in Florida and Tennessee. Through these affiliations, the Company believes that it has successfully achieved deep geographic penetration in those markets, believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to management service agreements ("Service Agreements"), the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices.

Pursuant to the Service Agreements, the Company is the sole and exclusive manager and administrator of all day-to-day business functions connected with the medical practice of an affiliated physician group. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. Under the terms of the Service Agreements, the Company (among other things): (i) prepares annual capital and operating budgets; (ii) prepares financial statements; (iii) orders and purchases medical and office inventory and supplies; (iv) bills patients and third party payors as agent for the affiliated practices; (v) maintains accounting, billing, medical, and collection records; (vi) negotiates and administers managed care contracts; (vii) arranges for legal and accounting services related to practice operations; (viii) recruits, hires and appoints an executive director to manage and administer all of the day-to-day business functions of each practice; and (ix) manages all non-physician professional support and administrative personnel, clerical, secretarial, bookkeeping and collection personnel. The Company seeks to combine the purchasing power of numerous physicians to obtain favorable pricing and terms for equipment, pharmaceuticals and supplies and to obtain favorable contracts with suppliers.

In addition, the Company provides its outcomes database, treatment protocols and pathways to affiliated oncologists, permitting these physicians to more effectively manage cancer cases. The Company utilizes its management expertise to conduct utilization review and quality assurance programs and establish well-defined medical policies for its affiliated physicians.

In return for its management services and expertise, the Company receives a service fee based on net revenue or net operating income of the practice. Pursuant to each Service Agreement, the physicians and the practice agree not to compete with the Company and the practice. Each Service Agreement has an initial term of 40 years and, after the initial term, will be automatically extended for additional five year terms unless either party delivers written notice to the other party, 180 days prior to the expiration of the preceding term. The Service Agreement may only be terminated for cause. If the Company terminates the Service Agreement for cause, the practice is typically obligated to purchase assets (which typically include intangible assets) and pay liquidated damages, which obligations are guaranteed by individual physicians for a period of time. Each Service Agreement provides for the creation of an oversight committee, a majority of the members of which are designated by the practice. The oversight committee is responsible for developing management and administrative policies for the overall operation of each clinic.

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

COMPETITION

As a result of growing interest among oncologists and the more widely recognized efficacy of high-dose chemotherapy treatments, the competitive environment in the field is starting to heighten. Most community hospitals with a commitment to cancer treatment are evaluating their need to provide high dose treatments, and other entities are competing with the Company in providing high-dose services similar to those offered by the Company. Such competition has long been contemplated by the Company, and is indicative of the evolution of this field. While the Company believes that the demand for high dose chemotherapy services is sufficiently large to support several significant providers of these services, the Company is subject to increasing competitive risks from these entities.

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

GOVERNMENT REGULATION

The delivery of healthcare items and services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and the individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of healthcare services. Federal law and regulations are based primarily upon the Medicare program and the Medicaid program, each of which is financed, at least in part, with federal money. State jurisdiction is based upon the state's authority to license certain categories of healthcare professionals and providers, and the state's interest in regulating the quality of healthcare in the state, regardless of the source of payment and the state's relevant participation in and funding of its Medicaid program.

The Company believes it is in material compliance with applicable laws. The Company has engaged health law counsel to evaluate compliance with applicable laws, but has not received the results of such review. However, the laws applicable to the Company are subject to evolving interpretations and therefore, there can be no assurance that a review of the Company's or the affiliated physicians' practices by a court or law enforcement or regulatory authority will not result in a determination that could adversely affect the operations of the Company or the affiliated physicians. Furthermore, there can be no assurance that the laws applicable to the Company will not be amended in a manner that could adversely affect the Company.

FEDERAL LAW

The federal healthcare laws apply in any case in which the Company is providing an item or service that is reimbursable under Medicare, Medicaid or other federally-funded programs ("Federal Reimbursement Programs") or is claiming reimbursement from Federal Reimbursement Programs on behalf of physicians with whom the Company has a Service Agreement. The principal federal laws include those that prohibit the filing of false or improper claims with the Federal Reimbursement Programs, those that prohibit unlawful inducements for the referral of business reimbursable under Federal Reimbursement Programs and those that prohibit the provision of certain services by a provider to a patient if the patient was referred by a physician with which the provider has certain types of financial relationships.

False and Other Improper Claims The federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for reimbursement from Federal Reimbursement Programs. Criminal penalties are also available in the case of claims filed with private insurers if the government can show that the claims constitute mail fraud or wire fraud or violate state false claims prohibitions. While the criminal statutes are generally reserved for instances involving fraudulent intent, the civil and administrative penalty statutes are being applied by the government in an increasingly broader range of circumstances. For example, the government takes the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known that the services were unnecessary. The government also takes the position that claiming reimbursement for services that are substandard is a violation of these statutes if the claimant should have known that the care was substandard. Severe sanctions under these statutes, including exclusion from Federal Reimbursement programs, have been levied even in situations not resulting in criminal convictions. The Company believes that its billing activities on behalf of affiliated practices through Service Agreements are in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities. A determination that the Company or any affiliated practice has violated such laws could have a material adverse effect on the Company.

Anti-Kickback Law Federal law commonly known as the "Anti-kickback Amendments" prohibits the knowing or willful offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce the referral of patients covered by Federal Reimbursement Programs, or the ordering of items or services reimbursable under those programs. The law also prohibits remuneration that is intended to induce the recommendation of, or the arranging for, the provision of items or services reimbursable under Federal Reimbursement Programs. The law has been broadly interpreted by a number of courts to prohibit remuneration which is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a healthcare provider may be questioned under the Anti-kickback Amendments if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include criminal sanctions and exclusion from the federal healthcare program.

In part to address concerns regarding the implementation of the Anti-kickback Amendments, the federal government in 1991 published regulations that provide exceptions, or "safe harbors," for certain transactions that will not be deemed to violate the Anti-kickback Amendments. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal services agreements and employee relationships. Subsequently, regulations were published offering safe harbor protection to additional activities, including referrals within group practices consisting of active investors. Proposed amendments to the Anti-kickback Amendments were published in 1994 which, if ultimately adopted, would result in substantive changes to existing regulations. The failure to qualify under a safe harbor provision, while potentially subjecting the activity to greater regulatory scrutiny, does not render the activity illegal per se.

There are several aspects of the Company's relationships with physicians to which the anti-kickback law may be relevant. In some instances, the Company itself may become a provider of services for which it will claim reimbursement from Federal Reimbursement Programs, and physicians who are investors in the Company may refer patients to the Company for those services. Furthermore, the government may construe some of the marketing and managed care contracting activities of the Company as arranging for the referral of patients to the physicians with whom the Company has a Service Agreement. Finally, at the request of a physician or medical practice with which the Company has a Service Agreement, the Company will manage in the physician's office the provision of ancillary services which the physician desires to make available to his patients. At the present time, the services provided by the Company in its IMPACT(R) Centers are generally not reimbursable by Federal Reimbursement Programs.

Although neither the investments in the Company by physicians nor the Service Agreements between the Company and physicians qualify for protection under the safe harbor regulations, the Company does not believe that these activities fall within the type of activities the Anti-kickback Amendments were intended to prohibit. A determination that the Company had violated the Anti-kickback Amendments would have a material adverse effect on the Company's business.

The Stark Self-Referral Law The Stark Self-Referral Law ("Stark Law") prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by Medicare or Medicaid if the physician has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. The designated services covered by the law include radiology services, infusion therapy, radiation therapy, outpatient prescription drugs and hospital services, among others. In addition to the conduct directly prohibited by the law, the statute also prohibits "circumvention schemes," that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include (i) a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral; (ii) civil fines; and (iii) exclusion from the Medicare and Medicaid programs. The Stark Law contains a number of exceptions potentially applicable to the Company's operations. These include exceptions for a physician's ownership of certain publicly traded securities for certain in-office ancillary services and for certain personal services arrangements.

On January 9, 1998, the Health Care Financing Administration (the "HCFA") issued proposed rules (the "Proposed Regulations") regarding the Stark Law as it relates to designated health services other than clinical laboratory services. The Proposed Regulations contemplate that designated health services may be provided by a physician's practice or by any other corporation, including an entity that owns the operation. A corporation that merely owns the components of a health services operation, such as the building that houses the facility or the medical equipment used at the facility, would not be deemed to own the operation. It is not clear, however, whether and to what extent the additional provision of services by the Company to affiliated practices and the receipt of a service fee based on net revenue or net operating income would cause the Company to be deemed to own such operation. In addition, the Proposed Regulations would apply to an entity that does not bill under its own Medicare number but receives payment for services from the billing entity as part of a so-called "under arrangements" agreement (the term of art under the Proposed Regulations relating to certain hospital arrangements) or similar agreements. It is not clear whether the term "similar agreements" would apply to the Service Agreements. If the Company is deemed to "own the operation" or to be engaged in an arrangement similar to an "under arrangements" agreement, it would be deemed a provider of the services addressed by the Proposed Regulations.

The Company believes that it is not currently a provider of any designated health service under the Stark Law for which the Company claims reimbursement from Medicare or Medicaid. The Company intends to assure that any designated health services provided by physicians with whom the Company has a Service Agreement will qualify under the applicable exception in the Stark Law for in-office services. However, because the Company will provide management services related to those designated health services, there can be no certainty that the Company will not be considered as the provider for those services. In that event, the referrals from the physicians will be permissible only if (i) the Company qualifies for the exception for publicly-traded corporations and
(ii) the Service Agreement meets the exception in the Stark Law for payments by physicians to a health care entity. To qualify for such exception, such payments must be set at a fair market value. The Company intends to structure its arrangements so as to qualify for applicable exceptions under the Stark Law, however, there can be no assurance that a review by courts or regulatory authorities would not result in a contrary determination.

The Stark Law contains an exception for investment interests by physicians in a health care provider where the health care provider is a company whose securities are traded on a national securities market and which, as of the end of the most recently completed fiscal year, had stockholders' equity exceeding $75 million. The Company's stockholders' equity currently is less than $75 million, thus such exception is not available to physicians who own the Company's securities.

STATE LAW

State Anti-Kickback Laws Many states have laws that prohibit the payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under the state Medicaid program. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. The Company pays oncologists who supervise their patients' treatment at the IMPACT(R) Centers fees for collecting and monitoring treatment and outcomes data and reporting such data to the Company. The Company believes such fees reflect the fair market value of the services rendered by such physicians to the Company. However, the laws in most states regarding kickbacks have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance. Noncompliance with such laws could have an adverse effect upon the Company and subject it and such physicians to penalties and sanctions.

State Self-Referral Laws A number of states have enacted self-referral laws that are similar in purpose to the Stark Self-Referral Law. However, each state law is unique. For example, some states only prohibit referrals where the physician's financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Finally, some states do not prohibit referrals, but merely require that a patient be informed of the financial relationship before the referral is made. The Company believes that it is in compliance with the self-referral law of any state in which the Company has a financial relationship with a physician. The Company has engaged health law counsel to evaluate compliance with applicable laws, but has not received the results of such review.

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

The Florida Board of Medicine recently ruled in a declaratory statement that payments of 30% of a physician group's net income to a practice management company in return for a number of services, including expansion of the practice by increasing patient referrals through the creation of provider networks, affiliation with other networks, and the negotiation of managed care contracts, constituted fee-splitting arrangements in violation of the Florida law prohibiting fee-splitting and could subject the physicians engaged in such arrangements to disciplinary action. This order only applies to the physician practice management company and the individual physicians whose fact situation was presented to the Florida Board of Medicine for a declaratory statement. The Florida Board of Medicine has agreed to stay implementation of the order pending appeal of the decision to the Florida court by the affected physician practice management company. While the Company believes that its Service Agreements are substantially different from the management services agreement that the Florida Board of Medicine ruled on, there is a risk that an adverse decision by the Florida courts on the case presented could have an adverse precedential impact on the Company's Service Agreements with Florida affiliated practices. The Company's Service Agreements contain provisions requiring modification of the Service Agreements in such event in a manner that preserves the economic value of the Service Agreement, but there can be no assurance that Florida courts would specifically enforce such contractual provisions. Such adverse determinations could have a material adverse effect on the Company.

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

The Company's standard practice under its Service Agreements is to avoid the exercise of any responsibility on behalf of its physicians that could be construed as affecting the practice of medicine. Accordingly, the Company believes that it is not in violation of applicable state laws relating to the corporate practice of medicine. However, because such laws and legal doctrines have been subjected to only limited judicial and regulatory interpretation, there can be no assurance that, if challenged, the Company will be adjudicated to be in compliance with all such laws and doctrines.

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

REIMBURSEMENT AND COST CONTAINMENT

Approximately 50% of the net revenue of the Company's practice management division and less than 5% percent of the revenue of the Company's IMPACT(R) division are derived from payments made by government sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. In recent years, the federal government has sought to constrain the growth of spending in the Medicare and Medicaid programs. Through the Medicare program, the federal government has implemented a resource-based relative value scale ("RBRVS") payment methodology for physician services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. To date, the implementation of RBRVS has reduced in payment rates for certain of the procedures historically provided by physicians who have Service Agreements with the Company. RBRVS-type payment systems have also been adopted by certain private third party payors and may become a predominant payment methodology. A broader implementation of such programs would reduce payments by private third party payors and could indirectly reduce the Company's operating margins to the extent that the cost of providing management services related to such procedures could not be proportionately reduced. To the extent the Company's costs increase, the Company may not be able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in non governmental insurance plans, the Company may not be able to shift cost increases to non governmental payors. The Company expects a reduction from historical levels in per patient Medicare revenue received by certain of the physician groups with which the Company contracts; however, the Company does not believe such reductions would, if implemented, result in a material adverse effect on the Company.

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

EMPLOYEES

As of March 1, 1998, the Company employed approximately 550 persons, approximately 425 of whom were full-time employees. Under the terms of the Service Agreements with the affiliated physician groups, the Company is responsible for the practice compensation and benefits of the groups' non physician medical personnel. No employee of the Company or of any affiliated physician group is a member of a labor union or subject to a collective bargaining agreement. The Company believes that its labor relations are good.

ITEM 2. PROPERTIES

As of March 1, 1998 the Company leased 36,500 square feet of space at 1775 Moriah Woods Boulevard, in Memphis, Tennessee, where the Company's headquarters are located. The lease expires in 2002. The Company also leases all facilities housing the Company's operating facilities. Management believes that the Company's properties are well maintained and suitable for its business operations. The Company may lease additional space in connection with the development of future treatment facilities or practice affiliations.

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

                                     PART II

ITEM 5. MARKET INFORMATION AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on The NASDAQ Stock Market's National Market under the symbol "ROIX." As of March 4, 1998 the Company's common stock was held by approximately 2,250 shareholders of record.

The Company has not paid any cash dividends on the common stock since its inception. The Board of Directors does not intend to pay cash dividends on the common stock in the foreseeable future, but intends to retain all earnings, if any, for use in the Company's business.


       Year Ended December 31, 1996                  Year Ended December 31, 1997
----------------------------------------------  -----------------------------------

                     High        Low                              High       Low
                     ----        ---                              ----       ---
First Quarter        16 1/2      12             First Quarter     10 1/4     6 3/4
Second Quarter       21          12 1/2         Second Quarter    7  1/2     5 1/2
Third Quarter        17          12 1/2         Third Quarter     10 9/16    5 1/4
Fourth Quarter       14 7/8       9 1/4         Fourth Quarter    11         7 1/4


RECENT SALES OF UNREGISTERED SECURITIES

Securities Issued in Connection with Physician Practice Affiliations

During the Registrant's 1996 fiscal year, the Registrant issued shares of its Common Stock, warrants to purchase the Registrant's Common Stock, and unsecured and subordinated promissory notes ("PIK Notes") payable at the option of holders in shares of Common Stock (collectively, the "Unregistered Securities") in ten separate acquisition transactions pursuant to which the Registrant acquired the operating assets or stock of ten medical oncology practices from the physician owners ("Physician Owners") thereof or the professional association owned by such Physician Owners ("P.A."). In each case, the Unregistered Securities were issued in exchange for either 100% of the outstanding stock or other equity interests owned by the Physician Owners of the practices or, in one case, certain of the assets of the P.A. The Unregistered Securities were offered and issued to the Physician Owners or, in one instance, the P.A., in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933. Each of the Physician Owners was an accredited investor, as that term is defined in Rule 501 under Regulation D, and each of the Physician Owners was represented by competent transactional counsel. The affiliation transactions and Unregistered Securities issued in connection with the affiliations are as follows:

         In January 1996, the Registrant issued to Physician Owners a single 9% PIK Note in the principal amount of $5,959,972 that matures in 2011, with principal and interest payable on an amortized basis. Any payment of principal and interest may be paid, at the option of the holder of the PIK Note, in shares of Common Stock at a conversion price of $14.00 per share.

         In April 1996, the Registrant issued to Physician Owners 80,000 warrants to purchase Common Stock at a price of $11.75. In addition, the Registrant issued a 5% PIK Note to a Physician Owner in the principal amount of $150,000 maturing in 1997, payment of which may be made, at the option of the holder, in shares of

Common Stock at a conversion price of $11.75 per share. This note was repaid in cash by the Company in 1997.

         In June 1996, the Registrant issued to a Physician Owner 196,154 shares of Common Stock. In addition, the Registrant issued to the Physician Owner a $5.1 million 4% PIK Note maturing in December 1998, payment of which may be made, at the option of the holder, in shares of Common Stock at a conversion price of $15.60 per share.

         In July 1996, the Registrant issued to Physician Owners an aggregate of 117,600 shares of Common Stock.

         In August 1996, the Registrant issued to Physician Owners 5% PIK Notes in the aggregate principal amount of $1,900,000 maturing August 1, 2001, payment of which may be made, at the option of the holders, in shares of Common Stock at a conversion price of $13.75.

         In October 1996, the Registrant issued to Physician Owners an aggregate of 326,170 shares of Common Stock. In addition, the Registrant issued 4% and 5% PIK Notes in the aggregate principal amount of $5,636,625 maturing through 2001, payment of which may be made, at the option of the holders, in shares of Common Stock at conversion prices ranging from $12.73 to $18.00 (approximately $4 million of which has a conversion price of $12.73).

         In November 1996, the Registrant issued 47,836 shares of Common Stock. In addition, the Registrant issued to Physician Owners 5.6% PIK Notes in the aggregate principal amount of $772,500, payment of which may be made, at the option of the holders, in shares of Common Stock at a conversion price of $14.20.

Securities Issued to Controlling Shareholder

         In April 1996, the Registrant issued an unsecured, $10 million convertible note to Seafield Capital Corporation ("Seafield"), who at the time was the Registrant's controlling shareholder, bearing interest at a rate of prime plus 1%, which after August 1, 1996, became convertible at the election of Seafield into shares of the Company's Common Stock. Proceeds of the loan were used to finance a practice management affiliation. The note was exchanged for 909,090 shares of Common Stock during August 1996.

         In October 1996, the Registrant obtained a $23.5 million credit facility from Seafield to be used to finance practice affiliations and for working capital. The facility was evidenced by a convertible note payable upon the earlier of the closing of an equity offering, or August 1, 1998. The note provided for interest at a rate of 8% escalating at certain points during the term of the note, was unsecured, and was convertible at the election of Seafield Capital Corporation into shares of the Company's Common Stock at a conversion price equal to the market price of the Common Stock at the date of conversion; provided, however, that after December 31, 1996, the conversion price would be the lower of market or $11.00 per share. In February 1997, the $23.5 million credit facility and accrued interest thereon was converted into 3,020,536 shares of the Company's Common Stock at a rate of $8 per share.

ITEM 6.  SELECTED FINANCIAL DATA
         (in thousands except per share data)


                                                                               Year Ended December 31,
                                                -----------------------------------------------------------------------------
                                                   1997             1996            1995             1994             1993
                                                 ----------------------------------------------------------------------------
Net revenue                                      $101,920         $ 67,353          $44,298         $38,471          $37,885

Net earnings (loss)                                 4,202              910            2,314          (2,346)             700

Net earning (loss) to common stockholders           4,199              907            2,310          (2,349)             697

Total assets                                      151,693          142,950           24,765          21,037           25,877

Long-term debt and capital lease obligations       35,443           62,230               15              29              185

Earnings (loss) per common share (1):
    Basic                                           $0.36            $0.11            $0.33          ($0.34)           $0.10
                                                 ========         ========          =======         =======          =======
    Diluted                                         $0.36            $0.11            $0.32          ($0.34)           $0.10
                                                 ========         ========          =======         =======          =======


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

In 1990 the Company began development of a network of specialized IMPACT(R) Centers to provide complex outpatient chemotherapy services under the direction of practicing oncologists. The majority of the therapies provided at the IMPACT(R) Centers entail the administration of high dose chemotherapy coupled with peripheral blood stem cell support of the patient's immune system. At December 31, 1997, the Company's network consisted of 49 IMPACT(R) Centers, including 26 wholly-owned, 12 managed programs, and 11 owned and operated in joint venture with a host hospital. Prior to January 1997, the Company derived substantially all of its revenues from outpatient cancer treatment services through reimbursements from third party payors on a fee-for-service or discounted fee-for-service basis. During 1997, the Company began concentrating its efforts on contracting on a "case rate" basis where the Company contracts with the appropriate third-party payor to receive a single payment that covers the patient's entire course of treatment at the center.

During 1996 the Company executed a strategy of diversification into physician practice management and subsequently has affiliated with 43 physicians in 11 medical oncology practices in Florida and Tennessee. Through these affiliations, the Company believes that it has successfully achieved deep geographic penetration in those markets, believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services.

In its practice management relationships, the Company has predominantly used two models of Service Agreements: (i) an "adjusted net revenue" model; and (ii) a "net operating income" model. Service Agreements utilizing the adjusted net revenue model provide for the payment by the physician group out of practice net revenue, in the following order of payment (A) physician retainage (i.e. physician compensation, benefits, and prerequisites, including malpractice insurance) of between 24% and 34.7% of net revenue ("Physician Expense"); (B) a clinic expense portion of the management fee (the "Clinic Expense Portion") equal to the aggregate actual practice operating expenses exclusive of Physician Expense; and (C) a base service fee portion (the "Base Fee") of between 8.7% and 24% of net revenue. In the event that net revenue is insufficient to pay all of the foregoing in full, then the Base Fee is first reduced, followed by the Clinic Expense Portion of the management fee, and finally, physician retainage, therefore effectively shifting all operating risk to the Company. In each Service Agreement utilizing the adjusted net revenue model, the Company is entitled to a Performance Fee generally equal to 50% of Annual Surplus, defined as the excess of practice revenue over the sum of Physician Retainage, the clinic Expense Portion, and the Base Fee.

Service Agreements utilizing the net operating income model provide for a management fee equal to the sum of a Clinic Expense Portion (see preceding paragraph) plus a percentage (the "Percentage Portion"), ranging from 15% to 40%, of the net operating income of the practice (defined as net revenue minus practice operating expenses). Practice operating expenses do not include Physician Expense In those practice management relationships utilizing the net operating income model Service Agreement, the Company and the physician group share the risk of expense increases and revenue declines, but likewise share the benefits of expense savings, economies of scale and practice enhancements.

Each Service Agreement contains a liquidated damages provision binding the physician practice and the principals thereof in the event the Service Agreement is terminated "for cause" by the Company. The liquidated damages are a declining amount, equal in the first year to the purchase price paid by the Company for practice assets and declining over a period of between 5 and 17.5 years. Principals are relieved of their individual obligations for liquidated damages only in the event of death, disability, or retirement at a predetermined age. Each Service Agreement provides for the creation of an oversight committee, a majority of whom are designated by the practice. The oversight committee is responsible for developing management and administrative policies for the overall operation of each clinic. However, under each Service Agreement, the affiliated practice remains obligated to repurchase practice assets, including intangible assets, in the event the Company terminates the Service Agreement for cause.

RESULTS OF OPERATIONS

1997 Compared to 1996

Net revenue increased 51% to $101.9 million for the year ended December 31, 1997, compared to $67.3 million for the year ended December 31, 1996. Practice management service fees from affiliations were $46.5 million compared to $19.3 million for a 141% increase. Additionally, pharmaceutical sales to physicians increased $4.8 million or 36% from $13.5 million in 1996 to $18.3 million in 1997.

EBITDA (earnings before interest, taxes, depreciation and amortization) increased $7.6 million or 110% to $14.6 million for the year ended December 31, 1997 in comparison to $7.0 million for the year ended December 31, 1996. The increase is primarily due to the increase in revenues related to the Service Agreements with affiliated physicians. The Company's net earnings, however, reflect significant non-cash expenses related to the amortization of the costs of the Service Agreements.

Salaries and benefits costs increased $4.5 million, or 28%, from $16.3 million in 1996 to $20.8 million in 1997. The increase is related to salaries and benefits at the affiliated physician practices that were not included in the Company's operating results for the full year of 1996, as well as the addition of operational management personnel and general increases in salaries and benefits. Salaries and benefits expense as a percentage of net revenue were 20% and 24% in 1997 and 1996, respectively. The decrease as a percentage of net revenue is due to the significant increase in the revenue base from practice management service fees.

Supplies and pharmaceuticals expense increased $19.2 million, or 64%, from 1996 to 1997. The increase is primarily related to pharmacy expenses at the affiliated physician practices that were not included in the Company's operating results for the full year of 1996. Supplies and pharmaceuticals expense as a percentage of net revenue was 48% and 44% for the years ended 1997 and 1996, respectively. The increase as a percentage of net revenue is due to the higher pharmaceutical costs associated with the increased practice management service fees and pharmaceutical sales to physicians.

Other operating expenses increased $3.1 million, or 40%, from $7.8 million in 1996 to $11.0 million in 1997. Other operating expenses consist primarily of medical director fees, rent expense, and other operational costs. The increase is primarily due to 1997 being the first full year of operations of the Company's practice management division.

Depreciation and amortization increased $1.2 million from $3.5 million in 1996 to $4.7 million in 1997. The increase is primarily attributable to the first full year of amortization of the Service Agreements purchased in practice management affiliations consummated during 1996.

1996 Compared to 1995

Net revenue increased $23.1 million or 52% to $67.4 million for the year ended December 31, 1996 compared to $44.3 million for the year ended December 31, 1995. Practice management service fees from affiliations accounted for $19.3 million or 84% of the increase. Additionally, pharmaceutical sales to physicians increased $3.7 million or 38% from $9.8 million in 1995 to $13.5 million in 1996.

EBITDA (earnings before interest, taxes, depreciation and amortization) increased $3.0 million or 75% to $7.0 million for the year ended December 31, 1996 in comparison to $4.0 million for the year ended December 31, 1995. The increase is primarily due to the increase in revenues related to the Service Agreements with affiliated physicians.

Salaries and benefits costs increased $5.3 million, or 48%, to $16.3 million in 1996 from $11.0 million in 1995. The increase is primarily due to the addition of operational management personnel for the practice management division and general increases in salaries and benefits. Salaries and benefits expense as a percentage of net revenue was 24% and 25% in 1996 and 1995, respectively.

Supplies and pharmaceuticals expense, which represents the largest component of operating expenses, increased $11.3 million, or 61%, from 1995 to 1996. The increase is primarily related to pharmacy expenses at the affiliated physician practices added in 1996. Supplies and pharmaceuticals expense as a percentage of net revenue were 45% and 42% for the years ended 1996 and 1995, respectively. The increase as a percentage of net revenue is due to the lower margins realized on increased practice management service fees and pharmaceutical sales to physicians.

Other operating expenses increased $2.6 million, or 40%, from $5.2 million in 1995 to $7.8 million in 1996. Other operating expenses consist primarily of medical director fees, rent expense, and other operational costs and increased due to the practice management affiliations consummated during 1996.

Depreciation and amortization increased $1.8 million from $1.7 million in 1995 to $3.5 million in 1996. The increase is primarily attributable to the amortization of the Service Agreements purchased in practice management affiliations during 1996.

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

Minority owners' share of net earnings increased from $2,000 in 1995 to $.4 million in 1996 related to the Company's agreements to open new IMPACT Centers owned and operated in joint venture with host hospitals.

Tax net operating loss carryforwards were utilized to fully offset 1996 taxable income. As of December 31, 1996, the Company had available net operating loss carryforwards totaling approximately $4.5 million, all of which is subject to certain annual limitations due to a change in ownership for tax purposes in 1990. The use of net operating loss carryforwards is also dependent upon future taxable income. See Note G to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's working capital was $18.4 million with current assets of $41.1 million and current liabilities of $22.7 million. Cash and cash equivalents represented $2.4 million of the Company's current assets. The remaining increase in current assets is related to growth in practice management service fees and pharmaceutical sales to physicians. Current liabilities increased for amounts payable for operating expenses of practices under management and liabilities assumed as consideration in the practice management affiliations.

Cash provided by operating activities was $6.9 million in 1997 as compared to cash used in operating activities of $3.7 million in 1996. The increase in operating cash flow is primarily due to growth in the Company's practice management division.

Cash used in investing activities was $1.8 million and $53.4 million in 1997 and 1996, respectively. The outflow in 1996 primarily represents funds used to acquire the nonmedical assets of the physician practices. Cash used in financing activities was $3.1 million in 1997 and provided by financing activities was $53.3 million in 1996. The cash provided by financing activities in 1996 primarily represents proceeds from borrowings under the Company's Acquisition Facility and from Seafield Capital Corporation ("Seafield") to finance practice management affiliations.

In April 1996, the Company obtained an unsecured $10 million loan (the "Seafield Note") from Seafield bearing interest at the rate of prime plus 1%, which after August 1, 1996, became convertible at the election of Seafield into shares of the Company's common stock. Proceeds of the loan were used to finance a practice management affiliation. The loan was exchanged for 909,090 shares of common stock during August, 1996.

The Company has a $45.0 million Credit Facility to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.125%, depending upon borrowing levels. At December 31, 1997, $29.6 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Credit Facility contains affirmative and negative covenants which, among other things, require that the Company maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. On March 31, 1998, the Credit Facility was modified and amended, effective April 21, 1997, to provide for redefinitions of certain restrictive covenants.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 6.42% and the thirty day LIBOR rate and are settled monthly. As of December 31, 1997, approximately 51% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998.

Additionally, long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations consumated in 1996. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $13.75 to $17.50. The unpaid principal amount of the long-term notes was $14.2 million at December 31, 1997.

In October 1996, the Company procured a $23.5 million credit facility from Seafield (the "Seafield Facility") to finance acquisitions and for working capital. At December 31, 1996, $22.5 million was outstanding under the

Seafield Facility at an interest rate of 8%. On February 26, 1997, the $23.5 million loan and accrued interest of $.6 million was converted into 3,020,536 shares of the Company's common stock at a rate of $8 per share.

Capital expenditures of $1.0 million for the year ended December 31, 1997 were primarily associated with the expansion of the Company's network of IMPACT(R) Centers and practice management affiliations.

The Company is committed to future minimum lease payments under operating leases of $24.1 million for administrative and operational facilities.

The Company has a commitment to lease machinery in 1998 under 54 month operating leases. Annual rentals under this commitment approximate $560,000.

IMPACT OF YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than as the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has recently assessed its internal computer systems and believes that the current systems used will properly utilize dates beyond December 31, 1999. The Company has been informed that their outside software vendors are in the process of studying the year 2000 issue. Upon completion of the vendors' studies which are expected in late 1998, the Company will determine the extent to which it is vulnerable to the third parties' failure to remediate their own year 2000 issues and the costs associated with resolving this issue.

NEW ACCOUNTING STANDARDS

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net income per share is based on net income available to common shareholders divided by the weighted average number of shares outstanding during each year. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the Company's earnings. The dilutive effect of securities and contracts potentially convertible to common stock is calculated using the treasury stock method. Prior periods have been restated to conform to the new presentation.

In June 1997, the FASB issued SFAS No. 130. "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The statement requires that the Company classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Balance Sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that the Company report financial and descriptive information about its reportable segments. Financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement also requires that the Company report descriptive information about the way the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement will provide additional disclosures in the financial statements for the year ended December 31, 1998.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is submitted in a separate section of this report (see pages 23 through 41).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the sections entitled "Executive Officers" and "Nominees for Election as Directors" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 11, 1998.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 11, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners, Directors and Management" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 11, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 11, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(A)(1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report (A)(3) LISTING OF EXHIBITS

2(a)             Stock Purchase Agreement between the Registrant and
          stockholders of Oncology Hematology Group of South Florida (filed as
          Exhibit 10(m) to Registrant's Form 8-K filed January 17, 1996 (File No. 0-15416) and incorporated herein by reference)
2(b)             Purchase and Sale Agreement between the Registrant, Knoxville
          Hematology Oncology Associates and Partners of Knoxville Hematology Oncology Associates (filed as Exhibit 10(q) to Registrant's Form 8-K filed April 15, 1996 (File No. 0-15416) and incorporated herein by reference)
2(c)             Stock Purchase Agreement between the Registrant and
          stockholders of Jeffrey L. Paonessa, M.D., P.A. (filed as Exhibit 10(s) to Registrant's Form 8-K filed July 5, 1996 (File No. 0-15416) and incorporated herein by reference)
2(d)             Stock Purchase Agreement between the Registrant and
          stockholders of Southeast Florida Hematology Oncology Group, P.A. (filed as Exhibit 2(d) to Registrant's Form 8-K filed July 15, 1996 (File No. 0-15416) and incorporated herein by reference)
2(e)             Asset Purchase Agreement by and among the Registrant,
          stockholders of The Center for Hematology-Oncology, P.A. and the Registrant's Form 8-K filed October 21, 1996 (File No. 1-09922) and incorporated herein by reference

2(f)             Stock Purchase Agreement by and among the Registrant,
          stockholders of Hematology Oncology Associates of the Treasure Coast, P.A., and Hematology Oncology Associates of the Treasure Coast, P.A. (filed as Exhibit 10(z) to the Registrant's Form 8-K filed November 5, 1996 (File No 1-09922) and incorporated herein by reference)
3(a)      Charter (1)
3(b)      Bylaws (2)
4         Trust Indenture, Deed of Trust and Security Agreement dated April 3,
          1990 (3)
10(a)     Registrant's 1985 Stock Option Plan, as amended (4)
10(b)*           Registrant's 1990 Non-Qualified Stock  Option Plan, as
          amended** (6)(8)
10(c)*           Employment agreement between the Registrant and William H.
          West, M.D. dated January 1, 1995*
10(d)*           Employment agreement between the Registrant and Joseph T. Clark dated July 1, 1995**(7)
10(e)            Service Agreement between the Registrant and stockholders of
          Oncology Hematology Group of South Florida (filed as Exhibit 10(n) to Registrant's Form 8-K filed January 17, 1996 (File No. 0-15416) and incorporated herein by reference)
10(f)** Amendment to 1990 Registrant's Non-Qualified Stock Option Plan adopted April 20, 1995 (7)
10(g)*           Employment agreement between the Registrant and Charles H.
          Weaver, M.D. dated July 1, 1995**(7)
10(h)            Service Agreement between Response Oncology, Inc., Knoxville
          Hematology Oncology Associates, P.L.L.C. and Members of Knoxville Hematology Oncology Associates, P.L.L.C. dated April 12, 1996 (filed as Exhibit 10(r) to Registrant's Form 8-K filed April 30,1 996 (File No. 0-15416) and incorporated herein by reference
10(i)            Service Agreement between the Registrant and stockholders of
          Jeffrey L. Paonessa, M.D., P.A. (filed as Exhibit 10(t) to Registrant's Form 8-K filed July 5, 1996 (File No. 0-15416) and incorporated herein by reference)
10(j)            Service Agreement between the Registrant and stockholders of
          Southeast Florida Hematology Oncology Group, P.A. (filed as Exhibit 10(u) to Registrant's Form 8-K filed July 15, 1996 (File No 0-15416) and incorporated herein by reference)
10(k)** Amendment No. 3 to 1990 Registrant's Non-qualified Stock Option Plan adopted December 16, 1995 (8)
10(l)            Service Agreement between the Registrant, Rosenberg & Kalman,
          M.D., P.A., and stockholders of R&K, M.D., P.A. (filed as Exhibit 10(x) to Registrant's Form 8-K filed September 18, 1996 (File No. 1-09922) and incorporated herein by reference)
10(m)            First Amended and Restated Loan Agreement dated April 21, 1997 between Registrant, NationsBank of Tennessee, N.A., AmSouth Bank of Tennessee and Union Planters National Bank
11               Statement regarding  Computation of Per Share Earnings
13               Annual Report to Shareholders for the year ended December 31,
          1997 -- to be filed
21        List of Subsidiaries
23               Consent of Independent Auditors
27               Financial Data Schedule (for SEC use only)
99(a)            Definitive Proxy Statement for Annual Meeting of Shareholders
          to be held June 11, 1998 -- to be filed
------------------------

* These documents may be obtained by stockholders of Registrant upon written request to: Response Oncology, Inc., 1775 Moriah Woods Blvd., Memphis, Tennessee 38117
**   Management Compensatory Plan
(1)  Incorporated by reference to the Registrant's 1989 10-K, dated July 31,
     1989
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933 (File No. 33-5016) effective April 21, 1986

(3) Incorporated by reference in the initial filing of the Registrants' 1990 10-K, dated July 18, 1990, filed July 20, 1990 and amended on September 19, 1990
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-21333) effective April 26, 1988
(5)  Incorporated by reference to the Registrant's 1991 10-K, dated July 26,
     1991
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-45616) effective February 11, 1992
(7)  Incorporated by reference to the Registrant's 1995 10-K, dated March 29,
     1996
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 333-14371) effective October 11, 1996

(B)  Reports on Form 8-K filed in the fourth quarter of 1996
(C) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report
(D) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE ONCOLOGY, INC.
                                          By: /s/Joseph T. Clark
                                              ---------------------------------
                                              Joseph T. Clark
                                              President, Chief Executive
                                              Officer, and Director

                                              Date: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    By: /s/Frank M. Bumstead               By: /s/Dena L. Mullen
        -----------------------------          -------------------------------
        Frank M. Bumstead                       Dena L. Mullen
        Vice-Chairman of the Board              Director of Finance

        Date: March 31, 1998                    Date: March 31, 1998

    By: /s/Joseph T. Clark                  By: /s/James R. Seward
        -----------------------------           ------------------------------
        Joseph T. Clark                         James R. Seward
        President, Chief Executive              Director
        Officer, and Director

        Date: March 31, 1998                    Date: March 31, 1998

    By: /s/Mary E. Clements                 By: /s/Peter A. Stark
        -----------------------------           ------------------------------
        Mary E. Clements                        Peter A. Stark
        Chief Financial Officer                 Controller

        Date: March 31, 1998                    Date: March 31, 1998

    By: /s/P. Anthony Jacobs                By: /s/William H. West, M.D.
        -----------------------------           ------------------------------
        P. Anthony Jacobs                       William H. West, M.D.
        Director                                Chairman of the Board

        Date: March 31, 1998                    Date: March 31, 1998

Independent Auditors' Report
The Board of Directors
Response Oncology, Inc.

We have audited the accompanying consolidated balance sheets of Response Oncology, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule, "Schedule II -- Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Oncology, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 KPMG PEAT MARWICK LLP
Memphis, Tennessee
February 26, 1998, except as to the last sentence of the second paragraph of Note E, which is as of March 31, 1998

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS
         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands)


                                                                                               December 31,
                                                                                   -----------------------------------
                                                                                       1997                    1996
                                                                                    ---------              -----------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                        $  2,425                $     415
    Accounts receivable, less allowance for doubtful accounts
         of $3,130 and $1,774                                                          16,910                   14,297
    Supplies and pharmaceuticals                                                        2,772                    2,415
    Prepaid expenses and other current assets                                           4,219                    2,168
    Due from affiliated physician groups                                               14,823                   12,423
                                                                                     --------                ---------
         TOTAL CURRENT ASSETS                                                          41,149                   31,718


    Property and equipment, net                                                         3,555                    5,406

    Deferred charges, less accumulated amortization of $513 and $232                      386                      490
    Management service agreements, less accumulated amortization of $4,016
           and $1,345                                                                 103,054                  101,963
    Deferred income taxes                                                               2,618                    3,267
    Other assets                                                                          931                      106
                                                                                     --------                ---------
         TOTAL ASSETS                                                                $151,693                $ 142,950
                                                                                     ========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                   $9,751                   $4,863
    Accrued expenses and other liabilities                                              4,370                    4,268
    Current portion of notes payable                                                    8,537                    7,847
    Current portion of capital lease obligations                                           45                       74
                                                                                     --------                ---------
         TOTAL CURRENT LIABILITIES                                                     22,703                   17,052

    Capital lease obligations, less current portion                                        44                      124
    Notes payable, less current portion                                                35,399                   62,106
    Deferred income taxes                                                              26,162                   25,127
    Minority interest                                                                   1,037                      374

STOCKHOLDERS' EQUITY
    Series A convertible preferred stock, $1.00 par value, authorized 3,000,000 shares; issued and outstanding 27,233 shares at each period end,
         liquidating preference $11.00 per share                                           27                       27
    Common stock, $.01 par value, authorized 30,000,000 shares; issued and
          outstanding 11,972,358 and 8,947,018 shares, respectively                       120                       89
    Paid-in capital                                                                   101,402                   77,454
    Accumulated deficit                                                               (35,201)                 (39,403)
                                                                                     --------                ---------
                                                                                       66,348                   38,167
                                                                                     ========                =========
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $151,693                $ 142,950
                                                                                     ========                =========


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except for share data)


                                                                        Years Ended December 31,
                                                       -----------------------------------------------------
                                                           1997                 1996                 1995
                                                        ----------           -----------         -----------
NET REVENUE                                             $   101,920          $   67,353           $   44,298

COSTS AND EXPENSES
     Salaries and benefits                                   20,828              16,288               10,950
     Pharmaceuticals and supplies                            49,132              29,929               18,572
     Other operating costs                                   10,955               7,806                5,245
     General and administrative                               4,278               4,394                3,356
     Depreciation and amortization                            4,704               3,485                1,736
     Interest                                                 3,125               2,574                   17
     Provision for doubtful accounts                          1,529               1,594                2,106
                                                        -----------          ----------           ----------
                                                             94,551              66,070               41,982
                                                        -----------          ----------           ----------

EARNINGS BEFORE INCOME TAXES AND                              7,369               1,283                2,316
MINORITY INTEREST
     Minority owners' share of net earnings                    (591)               (373)                  (2)
                                                        -----------          ----------           ----------

EARNINGS BEFORE INCOME TAXES                                  6,778                 910                2,314
     Provision for income taxes                               2,576                  --                   --
                                                        -----------          ----------           ----------

NET EARNINGS                                                  4,202                 910                2,314
Common stock dividend to preferred stockholders                  (3)                 (3)                  (4)
                                                        -----------          ----------           ----------
NET EARNINGS TO COMMON STOCKHOLDERS                     $     4,199           $     907           $    2,310
                                                        ===========          ==========           ==========

EARNINGS PER COMMON SHARE:
     Basic                                              $      0.36          $     0.11           $     0.33
                                                        ===========          ==========           ==========
     Diluted                                            $      0.36          $     0.11           $     0.32
                                                        ===========          ==========           ==========

Weighted average number of common shares:
     Basic                                               11,505,775           7,941,888            7,007,477
                                                        ===========          ==========           ==========
     Diluted                                             11,662,157           8,245,782            7,171,274
                                                        ===========          ==========           ==========


          See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands except for share data)



                                          Series A Convertible
                                            Preferred Stock           Common Stock
                                           ------------------   --------------------------
                                                    Par Value                                                                  Total
                                                    $1.00 Per                     Par Value   Paid-In    Accumulated   Stockholders'
                                           Shares       Share      Shares    $.01 Per Share   Capital        Deficit          Equity
                                           ------   ---------   -----------  --------------  --------   ------------   -------------
Balances at December 31, 1994              28,333         $28    34,822,157       $69         $59,037      $ (42,627)      $16,507
    Net earnings                                                                                               2,314         2,314
    Exercise of common stock
      warrants and options                                          497,000         5           1,017                        1,022
    Conversion of preferred stock            (500)                      458
    One-for-five reverse split                                  (27,948,332)
    Dividend on preferred stock                                         306
                                           ------        ----   -----------      ----        --------       --------       -------
Balances at December 31, 1995              27,833          28     7,371,589        74          60,054        (40,313)       19,843
    Net earnings                                                                                                 910           910
    Exercise of common stock options                                 26,000                       275                          275
    Conversion of preferred stock            (600)         (1)          109                         1
    Common stock issued in connection
      with practice affiliations                                    639,924         6           6,583                        6,589
    Conversion of note payable to parent                            909,090         9           9,991                       10,000
    Dividend on preferred stock                                         306
    Warrants issued in connection
      with practice affiliations                                                                  550                          550
                                           ------        ----   -----------      ----        --------       --------       -------
Balances at December 31, 1996              27,233          27     8,947,018        89          77,454        (39,403)       38,167
    Net earnings                                                                                               4,202         4,202
    Exercise of common stock options                                  4,498         1              26                           27
    Conversion of note payable to parent                          3,020,536        30          23,922                       23,952
    Dividend on preferred stock                                         306
                                           ======       =====   ===========      ====        ========       ========       =======
Balances at December 31, 1997              27,233         $27    11,972,358      $120        $101,402       $(35,201)      $66,348
                                           ======       =====   ===========      ====        ========       ========       =======



See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)


                                                                                       Years Ended December 31,
                                                                           ---------------------------------------------
                                                                              1997              1996               1995
                                                                            --------          --------           --------
OPERATING ACTIVITIES
    Net earnings                                                            $  4,202          $    910            $ 2,314
    Adjustments to reconcile net earnings from operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                            4,704             3,485              1,736
      Provision for doubtful accounts                                          1,529             1,594              2,106
      Minority owners' share of net earnings                                     591               373                  2
      Changes in operating assets and liabilities net of effect
         of acquisitions:
         Accounts receivable                                                  (4,141)           (1,956)            (3,641)
         Supplies and  pharmaceuticals, prepaid expenses and other            (2,408)           (1,332)              (772)
             current assets
         Deferred charges and other assets                                      (970)             (176)              (207)
         Due from affiliated physician groups                                 (3,783)           (6,846)                --
         Accounts payable and accrued expenses                                 6,849               225                553
                                                                            --------          --------            -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            6,573            (3,723)             2,091
                                                                            --------          --------            -------

INVESTING ACTIVITIES
    Purchase of equipment                                                       (978)           (1,034)            (1,330)
    Sale (purchase) of short-term investments                                     --               362               (262)
    Investment in joint venture                                                   73                --                 --
    Acquisition of non-medical assets of affiliated physician groups            (332)          (52,683)                --
                                                                            --------          --------            -------
NET CASH USED IN INVESTING ACTIVITIES                                         (1,237)          (53,355)            (1,592)
                                                                            --------          --------            -------

FINANCING ACTIVITIES
    Bank overdraft                                                                --               491                 --
    Financing costs incurred                                                    (388)             (324)                --
    Proceeds from exercise of stock options and warrants                          27               275              1,022
    Proceeds from notes payable                                               12,724            27,312                 --
    Principal payments on notes payable                                      (16,623)           (6,895)               (71)
    Proceeds from note payable to parent                                       1,006            32,494                 --
    Principal payments on capital lease obligations                              (72)              (65)              (168)
                                                                            --------          --------            -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (3,326)           53,288                783
                                                                            --------          --------            -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               2,010            (3,790)             1,282
    Cash and cash equivalents at beginning of period                             415             4,205              2,923
                                                                            --------          --------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  2,425          $    415            $ 4,205
                                                                            ========          ========            =======


                                                                      Continued:

                                                            Years Ended December 31,
                                                    ----------------------------------------
                                                       1997          1996           1995
                                                     ---------     ---------      ---------
Supplemental schedule of noncash investing and
financing activities
    Effect of clinic acquisitions:
      Intangible assets                                $  281        $103,308
      Property and equipment                               42           2,474
      Acquired accounts receivable, net                    29           6,430
      Other assets                                         22           4,643
                                                       ------        --------
      Total assets acquired, net of cash                  374         116,855
                                                       ------        --------
      Liabilities assumed                                 (42)        (29,926)
      Issuance of notes payable                            --         (27,107)
      Issuance of common stock                             --          (7,139)
                                                       ------        --------
        Payments for clinic operating assets           $  332        $ 52,683
                                                       ======        ========
Cash paid for interest                                 $3,408        $  1,642           $17
                                                       ======        ========         =====
Cash paid for income taxes                             $1,821              --            --
                                                       ======        ========         =====


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995

NOTE A--ORGANIZATION AND DESCRIPTION OF BUSINESS

Response Oncology, Inc. ("the Company") is a comprehensive cancer management company which owns and/or operates a network of outpatient treatment centers ("IMPACT Centers"), which provide stem cell supported high-dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists; owns the assets of and manages oncology practices; and conducts clinical cancer research on behalf of pharmaceutical manufacturers.

The Company, formerly known as Response Technologies, Inc., changed its name to Response Oncology, Inc. effective November 2, 1995.

Prior to July 25, 1997, the Company was a subsidiary of Seafield Capital Corporation ("Seafield"). On July 1, 1997, Seafield's Board of Directors declared a dividend to it shareholders of record on July 11, 1997, of all shares of common stock of the Company owned by Seafield. On July 25, 1997, 1.2447625 shares of the Company's common stock were distributed for each share of Seafield common stock outstanding. The Seafield shareholders paid no consideration for any shares of the Company's stock received in the distribution.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable: Accounts receivable primarily consists of receivables from patients, insurers, government programs and other third-party payors for medical services provided. Such amounts are reduced by an allowance for contractual adjustments and other uncollectible amounts. Contractual adjustments result from the differences between the rates charged for services performed and the amounts allowed by the Medicare and Medicaid programs and other public and private insurers.

Due From Affiliated Physicians: Due from affiliated physicians consists of management fees earned and payable pursuant to related service agreements. In addition, the Company may also fund certain working capital needs of affiliated physicians from time to time.

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

Supplies and Pharmaceuticals: Supplies and pharmaceuticals are recorded at lower of cost (first-in, first-out) or market.

Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives which range from three to ten years.

Equipment under capital lease obligations is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the equipment. Such amortization is included in depreciation and amortization in the consolidated financial statements.

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

Deferred Charges: Deferred charges consists primarily of startup costs representing direct and incremental expenses incurred prior to the operational date of a new IMPACT Center which are capitalized and amortized on a straight line basis from the operational date over a period of two years.

Deferred charges also includes costs capitalized in connection with obtaining long-term financing and are being amortized using the interest method over the terms of the related debt.

Net Revenue: The following table is a summary of net revenue by source for the respective periods ended December 31. Patient service revenue is recorded net of contractual allowances and discounts of $6,253,000, $4,898,000 and $4,224,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The Company's revenue from practice management affiliations includes practice operating expenses (other than amounts retained by physicians) and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or net operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.



                                                             December 31,
                                                            (In thousands)
                                              -------------------------------------
                                                1997            1996          1995
                                              -------------------------------------
  Net patient service revenue                 $34,249         $33,423       $33,827
  Practice management service fees             46,476          19,292            --
  Pharmaceutical sales to physicians           18,302          13,531         9,806
  Clinical research revenue                     2,893           1,107           665
                                             ========         =======       =======
                                             $101,920         $67,353       $44,298
                                             ========         =======       =======


Income Taxes: The asset and liability method is used whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Earnings Per Common Share: Net earnings per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period, plus (in periods in which they have a dilutive effect) common stock equivalents, primarily stock options and warrants. All share and per share amounts have been restated to reflect a one-for-five reverse split effected November 2, 1995.

Fair Value of Financial Instruments: The carrying amounts of all asset and liability financial instruments approximate their estimated fair values at December 31, 1997 and 1996. Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

New Accounting Standards:

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net income per share is based on net income available to common stockholders divided by the weighted average number of shares outstanding during each year. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the Company's earnings. The dilutive effect of securities and contracts potentially convertible to common stock is calculated using the treasury stock method. Prior periods have been restated to conform to the new presentation.

In June 1997, the FASB issued SFAS No. 130. "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The statement requires that the Company classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Balance Sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that the Company report financial and descriptive information about its reportable segments. Financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement also requires that the Company report descriptive information about the way the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement will provide additional disclosures in the consolidated financial statements for the year ending December 31, 1998.

NOTE C--ACQUISITIONS

During 1996, the Company acquired stock in or certain operating assets and assumed certain liabilities of ten oncology practices in Tennessee and Florida. The Company's aggregate consideration in exchange for the practice affiliations consisted of $53 million in cash, $27 million in notes payable, and 640,000 shares of its common stock. The practice affiliations have been accounted for as purchases and the accompanying financial statements include the results of their operations from their respective dates of acquisition.

The following unaudited pro forma information for the years ended December 31, 1996 and 1995 is presented as if the acquisitions described above and commencement of the new credit facility and the conversion of the note payable to parent occurred on January 1, 1995. The following information is not necessarily indicative of what actual results of operations would have been had such acquisitions, the new credit facility, and the Seafield conversion been completed on January 1, 1995, nor does it purport to represent the results of operations for future periods. In management's opinion, all adjustments necessary to reflect the acquisitions have been made. Summarized pro forma information is as follows:

Proforma Statements of Operations (Unaudited)
(In thousands except for per share data)


                                                               1996           1995
                                                           -----------     -----------
Revenues                                                   $    87,687     $    77,866
Net income                                                 $     4,357          $1,737
Net income per common share:
    Basic                                                  $      0.36     $      0.15
                                                           ===========     ===========
    Diluted                                                $      0.35     $      0.15
                                                           ===========     ===========
Weighted average number of common shares outstanding:
    Basic                                                   11,973,975      11,571,924
                                                           ===========     ===========
    Diluted                                                 12,277,869      11,735,721
                                                           ===========     ===========



NOTE D--PROPERTY AND EQUIPMENT
Balances of major classes of property and equipment are as follows:
(In thousands)

                                                             December 31,
                                                         ---------------------
                                                          1997          1996
                                                         -------      --------
Lab and pharmacy equipment                               $ 4,984       $ 4,730
Furniture and office equipment                             4,482         3,803
Equipment under capital leases                             1,342         1,515
Leasehold improvements                                     2,474         3,518
                                                         -------       -------
                                                          13,282        13,566
Less accumulated depreciation and amortization            (9,727)       (8,160)
                                                         =======       =======
                                                         $ 3,555       $ 5,406
                                                         =======       =======

NOTE E--NOTES PAYABLE

Notes payable at December 31, 1997 and 1996, consist of the following:
(In thousands)


                                                                    1997       1996
                                                                   -------    -------
Credit Facility                                                    $29,586    $20,861
Note payable to parent                                                  --     22,494
Various subordinated notes payable to affiliated physicians and physician practices, bearing interest ranging from 4% to 9%,
      with maturity dates through 2003                              14,180     26,467
Other notes payable collateralized by furniture and equipment with interest rates between 8% and 10% payable in monthly
    installments of principal and interest through 2005                170        131
                                                                   -------    -------
Total notes payable                                                 43,936     69,953
Less current portion                                                 8,537      7,847
                                                                   =======    =======
                                                                   $35,399    $62,106
                                                                   =======    =======


The Company has a $45.0 million Credit Facility to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.125%, depending upon borrowing levels and expires in March 1999. At December 31, 1997, $29.6 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio.
On March 31, 1998, the Credit Facility was modified and amended, effective
April 21, 1997, to provide for redefinitions of certain restrictive covenants.


In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 6.42% and the thirty day LIBOR rate and are settled monthly. As of December 31, 1997, approximately 51% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.50 to $17.00.

The aggregate maturities of long-term debt at December 31, 1997 are as follows:
(In thousands)


                    1998                          $ 8,537
                    1999                           33,261
                    2000                              872
                    2001                              891
                    2002                              165
                    Thereafter                        210
                                                  -------
                                                  $43,936
                                                  =======

NOTE F -- LEASES

The Company leases certain office facilities and equipment under lease agreements with original terms ranging from one to forty years that generally provide for one or more renewal options.

Interest has been imputed on capital leases at rates of 6% to 12%. Accumulated amortization of assets recorded under capital leases totaled $1,440,000 and $1,308,000 at December 31, 1997 and 1996, respectively.

Total rental expense under operating leases amounted to $2,619,000, $2,361,000 and $1,800,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company is generally obligated to the lessors for its proportionate share of operating expenses of the leased premises. At December 31, 1997, future minimum lease payments under capital and operating leases with initial terms of one year or more are as follows:



                                                  Capital Leases       Operating Leases
                                                 ------------------    ----------------
Fiscal year ended December 31:
                                 1998                   $  52              $ 2,758
                                 1999                      41                2,305
                                 2000                       7                1,905
                                 2001                      --                1,709
                                 2002                      --                1,488
                                 Thereafter                --               13,926
                                                        -----              -------
Total minimum payments                                    100              $24,091
                                                                           =======

        Less imputed interest                              11
                                                        -----
Present value of minimum rental payments                   89
Less current portion                                       45
                                                        -----
Capital lease obligations
        less current portion                            $  44
                                                        =====

NOTE G -- INCOME TAXES

The actual tax expense for the years ended December 31, 1997, 1996, and 1995, respectively, differs from the expected tax expense for those years (computed by applying the federal corporate tax rate of 34% to earnings before minority interest and equity in earnings of unconsolidated affiliate) as follows (in thousands):


                                                      1997       1996       1995
                                                     ------    -------   --------
    Computed expected tax expense (benefit)          $2,304      $ 436      $ 787
    Non-deductible expenses                              23         14         13
    Utilization of net operating loss carryforwards      12       (450)      (800)
    State tax expense                                   237         --         --
                                                     ======      =====      =====
    Actual income tax expense                        $2,576      $   0      $   0
                                                     ======      =====      =====


The components of the actual expense for the tax years 1997 and 1996 are as follows (in thousands):


                                                         1997             1996
                                                        --------        --------
Federal current tax expense                              $1,334             --
State current tax expense                                   254             --
Deferred federal tax expense                                883             --
Deferred state tax expense                                  105             --
                                                        =======          =====
                                                         $2,576          $   0
                                                        =======          =====


The approximate tax effects of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows (in thousands):


                                                 1997            1996         1995
                                               ---------      ---------     --------
    Deferred tax assets:
       Net operating loss carryforwards          $1,497        $ 1,678       $ 2,366
       Reserve for bad debts                         --            674           409
       Excess book depreciation/amortization      1,035            665           547
       Partnership basis differences                 --            204            --
       Excess book expense accruals                  46             46           152
       Other                                         40             --            41
                                                -------        -------       -------
    Total deferred assets                         2,618          3,267         3,515
    Valuation allowance                              --             --        (3,515)
                                                -------        -------       -------

    Net deferred tax assets                       2,618        $ 3,267            $0

    Deferred tax liability:
       Management service agreements             26,162        $25,127            --
                                                -------        -------       --------

    Net deferred tax liability                  $23,544        $21,860
                                                =======        =======       ========

The deferred tax liability of $23,544,000 is calculated by applying the applicable expected tax rate of 38% to the future taxable amounts resulting from the taxable temporary differences between the assigned value of identifiable net assets (Service Agreements) and their tax basis. A portion of the increase in the deferred liability ($696,000), is the result of the current year purchase price adjustments in Service Agreements purchased in 1996.

The amount of income that the Company may offset in future years by the net operating loss carryforwards incurred prior to an ownership change in 1990 will be limited, by the application of the Internal Revenue Code Section 382, to $473,000 annually through the year 2005. The unused portion of the net operating losses may be carried forward and realized in future years subject to this limitation.

As of December 31, 1997, the Company had available tax net operating loss carryforwards totaling $3,944,000, all of which is subject to certain annual limitations due to a change in ownership for tax purposes in 1990. The use of net operating loss carryforwards, for income tax purposes, is also dependent upon future taxable income.

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

The $10 million Seafield Note was exchanged for 909,090 shares of common stock during August 1996. At December 31, 1996, Seafield's ownership interest in the Company was approximately 56%. On February 26, 1997, the $23.5 million Seafield Facility and accrued interest thereon was converted into 3,020,536 shares of the Company's common stock at a rate of $8 per share. The conversion increased Seafield's ownership as of February 26, 1997 to 67%.

During 1996, 639,924 shares of common stock were issued as consideration in the acquisition of certain oncology practices. Additionally, 5,000, 26,000 and 497,000 shares of common stock were issued pursuant to the exercise of warrants and employee stock options during the years ended December 31, 1997, 1996, and 1995, respectively. Proceeds to the Company amounted to $27,000, $275,000 and $1,021,000 for the respective periods.

The Company also has reserved 3,219,000 shares of its common stock for issuance upon the exercise of options (2,288,000), the conversion of Convertible Preferred Stock (5,000), and the exercise of warrants or conversion of debt issued in the practice affiliations consummated during 1996 (926,000).

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

During the years ended December 31, 1996 and 1995, 600 and 500 shares of Series A Convertible Preferred Stock were converted into 109 and 458 shares of common stock, respectively. As of December 31, 1997, 27,233 Convertible Preferred Stock shares remain outstanding.

In December 1997, 1996, and 1995, the Board of Directors approved a common stock dividend of 306 shares to the holders of the Series A Convertible Preferred Stock of record as of December 15, 1997, 1996, and 1995 that was paid January 1998, 1997, and 1996, respectively. The market value of the common stock distributed was $3,000 at each period. The dividends have been reflected in the "Statement of Operations" and the weighted average number of common shares in the determination of net earnings to common stockholders and the earnings per common share calculations. The par value of the common stock distributed was charged to paid-in capital.

Options: The 1985 Stock Option Plan (the "1985 Plan"), as amended in fiscal year 1988, allows for granting of incentive stock options, non qualified stock options, and stock appreciation rights of up to 122,000 shares of common stock to eligible officers and key employees of the Company at an exercise price of not less than the fair market value of the common stock on the date of grant for an incentive stock option and not less than 85% of the fair market value of the common stock on the date of grant for a non qualified stock option. The 1985 Plan expired in 1995; no additional shares are available for grant.

The 1990 Non Qualified Stock Option Plan (the "1990 Plan"), as amended in 1995, allows for the granting of non qualified stock options, up to 1,125,000 options to eligible officers, directors, key employees, and consultants of the Company at an exercise price of not less than the market price of the common stock on the date of grant with an option period up to 10 years.

The 1996 Incentive and Non Qualified Stock Option Plan (the "1996 Plan"), as amended in 1997, allows for the granting of up to 1,130,000 options to eligible officers, directors, advisors, medical directors, consultants, and key employees of the Company at an exercise price of not less that the market price of the common stock on the date of grant with an option period up to 10 years.

A summary status of the 1985 Plan as of December 31, 1997, 1996, and 1995 and changes during the years then ended is presented below:


                                                  1997                            1996                        1995
                                         -----------------------       --------------------------    -----------------------
                                                        Weighted                        Weighted                  Weighted
                                                        Average                         Average                    Average
                                           Number       Exercise          Number        Exercise      Number      Exercise
      Fixed Options                      of shares       Price          of shares        Price      of shares       Price
------------------------------------     ----------    ---------        ---------       -------     ---------     --------
Outstanding at beginning of year           71,100        $5.76            74,200        $ 5.79        75,360       $ 5.86
Exercised                                    (300)        3.12            (2,700)         5.76          (560)        9.02
Forfeited                                  (9,597)       17.12              (400)        11.88          (600)       11.88
                                           ------                         ------                      ------
Outstanding at end of year                 61,203         3.81            71,100          5.76        74,200         5.79
                                           ======                         ======                      ======

Options exercisable at year-end            60,485                         66,060                      65,820
                                           ======                         ======                      ======

A summary status of the 1990 Plan as of December 31, 1997, 1996, and 1995 and changes during the years then ended is presented below:


                                                1997                            1996                          1995
                                     ---------------------------     --------------------------     ---------------------------
                                                       Weighted                       Weighted                        Weighted
                                                       Average                         Average                         Average
                                       Number          Exercise        Number         Exercise         Number         Exercise
           Fixed Options              of shares         Price         of shares         Price         of shares         Price
                                      ----------       --------       ---------       ---------       ---------       --------
Outstanding at beginning of year       1,053,150        $11.24          933,440        $11.02         559,550          $10.21
Granted                                  658,779          6.44          172,000         12.50         400,900           11.91
Exercised                                   (721)         6.00          (22,300)        11.09         (12,800)           2.82
Forfeited                               (901,174)        11.66          (29,990)        11.69         (14,210)          11.88
                                       =========                      =========                       =======
Outstanding at end of year               810,034          6.75        1,053,150        $11.24         933,440           11.02
                                       =========                      =========                       =======

Options exercisable at year-end          741,054                        694,020                       396,210
                                       =========                      =========                       =======



A summary status of the 1996 Plan for the years ended December 31, 1997 and 1996, and changes during the years then ended is presented below:


                                                      1997                            1996
                                           ---------------------------     ---------------------------
                                                             Weighted                       Weighted
                                                             Average                         Average
                                            Number           Exercise         Number        Exercise
               Fixed Options               of shares          Price         of shares         Price
     ---------------------------------     ----------       ---------      ----------       ---------
     Outstanding at beginning of year         570,400        $11.81              --              --
     Granted                                1,025,467          6.06         621,400          $11.87
     Exercised                                 (3,478)         6.00          (1,000)          12.50
     Forfeited                               (505,400)        10.30         (50,000)          12.50
                                            =========                       =======
     Outstanding at end of year             1,086,989          6.55         570,400           11.81
                                            =========                       =======

     Options exercisable at year-end          535,846                       130,080
                                            =========                       =======



The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                                     Options Outstanding                             Options Exercisable
                   --------------------------------------------------------    ---------------------------------
                                            Weighted
                                             Average           Weighted                              Weighted
                                            Remaining           Average                              Average
    Range of             Number            Contractual          Exercise          Number             Exercise
 Exercise Prices       Outstanding         Life (Years)          Price          Exercisable           Price
------------------    ------------      ----------------       ---------        -----------         ---------
  $1.56  -   2.50          77,900              2.68             $ 1.82              77,900            $ 1.82
   5.00  -   5.63          30,500              2.60               5.01              30,500              5.01
   6.00  -   7.50       1,676,426              9.36               6.19           1,083,265              6.29
   8.44  -   9.50          14,000              9.18               9.37              14,000              9.37
  10.00  -  12.50         102,900              7.41              11.47              93,220             11.39
  13.13  -  15.50          40,500              7.77              14.26              31,500             14.24
  16.50  -  16.88          16,000              8.45              16.52               7,000             16.55



The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, FAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of FAS 123.

The per share weighted average fair value of stock options granted during 1997, 1996 and 1995 was $6.21, $12.00 and $11.91 on the date of grant using the "Black Scholes" option-pricing model with the following average assumptions: 1997 - expected dividend yield of 0%, risk-free interest rate of 5.5%, expected volatility factor of 80% and an expected life of five years; 1996 - expected dividend yield of 0%, risk-free interest rate of 6%, expected volatility factor of 77% and an expected life of five years; 1995 - expected dividend yield of 0%, risk-free interest rate of 6.3%, expected volatility factor of 77% and an expected life of five years.

Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under FAS 123, the Company's net earnings and earnings per share would have been reduced by the pro forma amounts indicated below (in thousands except for per share data):

                                        1997           1996         1995
                                       ------         ------       ------
Net earnings                           $5,338         $2,366       $1,319

Basic earnings per common share        $ 0.46         $ 0.30       $ 0.19

Diluted earnings per common share      $ 0.46         $ 0.29       $ 0.18


Pro forma net earnings reflect only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the option's vesting period of five years for the 1997, 1996 and 1995 options. Compensation cost for options granted prior to January 1, 1995 is not considered.

NOTE I -- BENEFIT PLAN

The Company established a 401(k) Profit Sharing Plan (the "Plan") which allows qualifying employees electing participation to defer a portion of their income on a pretax basis through contributions to the Plan. For each dollar of employee contributions, the Company makes a discretionary percentage matching contribution to the Plan. In addition, eligible employees share in any additional discretionary contributions which are based upon the profitability of the Company. All contributions made by the Company are determined by the Company's Board of Directors. For the Plan year ended December 31, 1997, the approved matching percentage is twenty-five percent (25%) up to a maximum of $1,250 per employee. The expense recognized for the years ended December 31, 1997, 1996, and 1995 for Company contributions to the Plan totaled $120,000, $113,000 and $99,000, respectively.

NOTE J -- RELATED PARTY TRANSACTIONS

The West Clinic: The Company's IMPACT Center in Memphis, Tennessee is located adjacent to The West Clinic, P.C., a private practicing oncology group, of which the Company's Chairman was a shareholder until June 1996. Arrangements exist between the Company and the West Clinic for providing space and other support services to the Company. During the years ended December 31, 1996 and 1995, the Company expensed $74,000 and $59,000, respectively, relating to these arrangements. In addition, during the years ended December 31, 1996 and 1995, the Company recognized net revenue of $4,653,000 and $3,032,000, respectively, for sales of pharmaceuticals to The West Clinic and, at December 31, 1996 and 1995, had a related accounts receivable balance of $829,000 and $636,000. The pricing policy with respect to sales of pharmaceuticals to the West Clinic has been consistent with sales to physicians at other Centers.

NOTE K -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1998, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of December 31, 1997 the Company was not aware of any pending professional or general liability claims.

The Company has a commitment to lease machinery in 1998 under 54 month operating leases. Annual rentals under this commitment approximate $560,000.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(Dollar amounts in thousands)


            Col A                       Col B                 Col C - Additions               Col D             Col E
----------------------------        --------------      -----------------------------      -----------       -----------
                                                                           Charged to
                                      Balance at          Charged to         Other           Deductions       Balance at
                                     Beginning of         Costs and        Accounts -        - Describe         End of
       Classification                  Period             Expenses          Describe             (1)            Period
-----------------------------        -------------       -----------      -----------       -----------       ----------
Year ended December 31, 1997:
Deducted from asset accounts:
Allowance for doubtful
accounts - accounts receivable          $1,774             $1,529                             $  173           $3,130
                                        ======             ======                             ======           ======

Year ended December 31, 1996:
Deducted from asset accounts:
Allowance for doubtful
accounts - accounts receivable          $2,080             $1,594                             $1,900           $1,774
                                        ======             ======                             ======           ======

Year ended December 31, 1995:
Deducted from asset accounts:
Allowance for doubtful
accounts - accounts receivable          $3,935             $2,106                             $3,961           $2,080
                                        ======             ======                             ======           ======



(1)   Accounts written off, net of recoveries.