Form 10-Q
period 1998-03-31
RESPONSE ONCOLOGY INC
filed 1998-05-15
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    (Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from           to
                                                  --------    ------------

                  Commission file number    0-15416
                                         --------------


                             RESPONSE ONCOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Tennessee                                              62-1212264
---------------------------------                          -------------------
(State or Other Jurisdiction                               (I. R. S. Employer
of Incorporation or Organization)                          Identification No.)


1775 Moriah Woods Blvd., Memphis, TN                               38117
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


                                 (901) 761-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Common Stock, $.01 Par Value, 12,021,828 shares as of April 25, 1998.

INDEX




PART I.    FINANCIAL INFORMATION


                                                                                                              Page
                                                                                                              ----
Item 1.    Financial Statements

           Consolidated Balance Sheets,
           March 31, 1998 and December 31, 1997------------------------------------------------------------------3

           Consolidated Statements
           of Earnings for the Three Months Ended
           March 31, 1998 and March 31, 1997---------------------------------------------------------------------4

           Consolidated Statements of
           Cash Flows for the Three Months Ended
           March 31, 1998 and March 31, 1997 --------------------------------------------------------------------5

           Notes to Consolidated
           Financial Statements----------------------------------------------------------------------------------6

Item 2     Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations-----------------------------------------------------------------------------------------9


PART II.   OTHER INFORMATION


Item 5.    Market Information and Related Stockholder Matters---------------------------------------------------12


Item 6.    Exhibits and Reports on Form 8-K --------------------------------------------------------------------12


Signatures -----------------------------------------------------------------------------------------------------13

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands)

                                                                                      March 31, 1998   December 31, 1997
                                                                                        (Unaudited)          (Note 1)
                                                                                         ---------          ---------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                           $     476          $  2, 425
     Accounts receivable, less allowance for doubtful accounts
         of $2,238 and $3,130                                                               19,771             16,910
     Supplies and pharmaceuticals                                                            2,812              2,772
     Prepaid expenses and other current assets                                               6,374              4,219
     Due from affiliated physician groups                                                   15,361             14,823
                                                                                         ---------          ---------
         TOTAL CURRENT  ASSETS                                                              44,794             41,149

     Property and equipment, less accumulated depreciation and
         amortization of $10,062 and $9,727                                                  3,570              3,555
     Deferred charges, less accumulated amortization of $428 and $513                          350                386
     Management service agreements, less accumulated amortization of $4,706
         and $4,016                                                                        102,666            103,054
     Deferred income taxes                                                                   2,618              2,618
     Other assets                                                                            1,074                931
                                                                                         ---------          ---------
         TOTAL ASSETS                                                                    $ 155,072          $ 151,693
                                                                                         =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                    $  10,788          $   9,751
     Accrued expenses and other liabilities                                                  5,774              4,370
     Current portion of notes payable                                                       37,837              8,537
     Current portion of capital lease obligations                                               48                 45
                                                                                         ---------          ---------
         TOTAL CURRENT LIABILITIES                                                          54,447             22,703

     Capital lease obligations, less current portion                                            27                 44
     Notes payable, less current portion                                                     5,591             35,399
     Deferred income taxes                                                                  26,348             26,162
     Minority interest                                                                         718              1,037

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $1.00 par value, authorized 3,000,000 shares; issued and outstanding 27,233 shares at each period end,
         liquidating preference $11.00 per share                                                27                 27
     Common Stock, $.01 par value, authorized 30,000,000 shares; issued and
          outstanding 12,021,828 and 11,972,358 shares, respectively                           120                120
     Paid-in capital                                                                       101,703            101,402
     Accumulated deficit                                                                   (33,909)           (35,201)
                                                                                         ---------          ---------
                                                                                            67,941             66,348
                                                                                         ---------          ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 155,072          $ 151,693
                                                                                         =========          =========


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)

                                                                  Three Months Ended
                                                          ----------------------------------
                                                          March 31, 1998      March 31, 1997
                                                          --------------      --------------
NET REVENUE                                                $    29,595         $    24,365


COSTS AND EXPENSES
     Salaries and benefits                                       5,871               5,117
     Pharmaceuticals and supplies                               15,030              11,168
     Other operating costs                                       2,958               2,576
     General and administrative                                  1,469               1,122
     Depreciation and amortization                               1,090               1,311
     Interest                                                      704               1,104
     Provision for doubtful accounts                               219                 376
                                                           -----------         -----------
                                                                27,341              22,774
                                                           -----------         -----------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST               2,254               1,591
     Minority owners' share of net earnings                        170                 192
                                                           -----------         -----------

 EARNINGS BEFORE INCOME TAXES                                    2,084               1,399
     Provision for income taxes                                    792                 532
                                                           -----------         -----------

NET EARNINGS                                               $     1,292         $       867
                                                           ===========         ===========

EARNINGS PER COMMON SHARE:
           Basic                                           $      0.11         $      0.09
                                                           ===========         ===========
           Diluted                                         $      0.11         $      0.09
                                                           ===========         ===========
Weighted average number of common shares:
           Basic                                            12,008,254          10,088,418
                                                           ===========         ===========
           Diluted                                          12,217,188          10,149,178
                                                           ===========         ===========

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                                                        Three Months Ended
                                                                                 ----------------------------------
                                                                                 March 31, 1998      March 31, 1997
                                                                                 --------------      --------------
OPERATING ACTIVITIES
Net earnings                                                                          $ 1,292          $   867
Adjustments to reconcile net earnings to net cash used in operating activities:
   Depreciation and amortization                                                        1,090            1,311
   Provision for doubtful accounts                                                        219              376
   Minority owners' share of net earnings                                                 170              192
   Changes in operating assets and liabilities net of effect of acquisitions:
   Accounts receivable                                                                 (3,080)          (2,910)
   Supplies and pharmaceuticals, prepaid expenses and other current assets             (2,128)            (505)
   Deferred charges and other assets                                                     (139)              54
   Due from affiliated physician groups                                                  (538)          (1,959)
   Accounts payable and accrued expenses                                                2,440            1,284
                                                                                      -------          -------
NET CASH USED IN OPERATING ACTIVITIES                                                    (674)          (1,290)

INVESTING ACTIVITIES
   Purchase of equipment                                                                 (350)            (240)
   Distribution to joint venture partner                                                 (489)              --
   Acquisition of non-medical assets of affiliated physician groups                       (39)              --
                                                                                      -------          -------
NET CASH USED IN INVESTING ACTIVITIES                                                    (878)            (240)

FINANCING ACTIVITIES
   Bank overdraft                                                                          --              783
   Financing costs incurred                                                                --              (18)
   Proceeds from exercise of stock options                                                300               --
   Proceeds from notes payable                                                             --            7,151
   Principal payments on notes payable                                                   (685)          (7,784)
   Proceeds from note payable to parent                                                    --            1,005
   Principal payments on capital lease obligations                                        (12)             (22)
                                                                                      -------          -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      (397)           1,115

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (1,949)            (415)
   Cash and cash equivalents at beginning of period                                     2,425              415
                                                                                      -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $   476           $   --
                                                                                      =======          =======



See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified for comparative purposes with no effect on net earnings. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company's") annual report on Form 10-K for the year ended December 31, 1997.

Net Revenue: The following table is a summary of net revenue by source for the respective three month periods ended March 31, 1998 and 1997. Patient services revenue is recorded net of contractual allowances and discounts of $1,355,000 and $1,701,000 for the quarters ended March 31, 1998 and 1997, respectively.

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

 (In thousands)                                   Three Months Ended
                                                        March 31,
                                              --------------------------
                                                1998               1997
                                              -------            -------
Net patient services revenue                  $ 8,459             $8,754
Practice management service fees               14,060             10,875
Pharmaceutical sales to physicians              5,857              4,153
Physician investigator studies                  1,219                583
                                              =======            =======
                                              $29,595            $24,365
                                              =======            =======

Net Earnings Per Common Share: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which changes the computation and presentation of earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share, replacing primary and fully diluted earnings per share previously required. Earnings per share for all prior years presented have been presented in accordance with SFAS 128.

A reconciliation of the basic earnings per share and the diluted earnings per share computation is presented below for the three months ended March 31, 1998 and 1997.

(Dollar amounts in thousands except per share data)

                                                             Three Months Ended March 31,
                                                         ----------------------------------
                                                            1998                   1997
                                                         -----------            -----------

Weighted average shares outstanding                       12,008,254             10,088,418
Net effect of dilutive stock options and
  warrants based on the treasury stock method                208,934                 60,760
                                                         -----------            -----------
Weighted average shares and common stock
  equivalents                                             12,217,188             10,149,178
                                                         -----------            -----------

Net earnings                                             $     1,292            $       867
                                                         ===========            ===========
Diluted per share amount                                 $      0.11            $      0.09
                                                         ===========            ===========

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

NOTE 3 -- NOTES PAYABLE

The Company has a $45.0 million Credit Facility to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.125%, depending upon borrowing levels. At March 31, 1998, $29.2 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Credit Facility contains affirmative and negative covenants which, among other things, require that the Company maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. On March 31, 1998, the Credit Facility was modified and amended, effective April 21, 1997, to provide for redefinitions of certain restrictive covenants.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 6.42% and the thirty-day LIBOR rate and are settled monthly. As of March 31, 1998, approximately 51% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998.

Additionally, long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $13.75 to $17.50. The unpaid principal amount of the long-term notes was $14.0 million at March 31, 1998.

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

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1998, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of March 31, 1998, the Company was not aware of any pending professional or general liability claims.

The Company has a commitment to lease medical equipment under 54 month operating leases. Annual rentals under this commitment approximate $560,000.

NOTE 6 -- DUE FROM AFFILIATED PHYSICIANS

Due from affiliated physicians consists of management fees earned and payable pursuant to the management service agreements ("Service Agreements"). In addition, the Company may also fund certain working capital needs of the affiliated physicians from time to time.

NOTE 7 -- NEW ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholder's equity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Response Oncology, Inc. (the "Company") is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts clinical research on behalf of pharmaceutical manufacturers. Approximately 400 medical oncologists are associated with the Company through these programs. The Company opened 4 new centers in the quarter ended March 31, 1998 bringing the total network to 52 IMPACT(R) Centers. The network includes 28 wholly owned centers, 15 managed programs, and 9 centers owned and operated in joint venture with a host hospital.

In January 1996, the Company implemented a diversification strategy into physician practice management. As of March 31, 1998 the practice management division included affiliations with 44 physicians in 12 medical oncology practices in Florida and Tennessee. The Company has sought deep geographic penetration in its markets believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. The Company's resulting revenue from Service Agreements include a fee equal to practice operating expenses incurred by the Company and a management fee either fixed in amount or equal to a percentage of each affiliated practice's adjusted net revenue or operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

RESULTS OF OPERATIONS

The Company recorded net earnings for the quarter ended March 31, 1998 of $1,292,000 or $0.11 per diluted share compared to net earnings of $867,000 or $
0.09 per diluted share for the same period in 1997. Earnings before income taxes for the quarter ended March 31, 1998 were $2,084,000 compared to $1,399,000 for the same period of 1997.

Net revenue for the quarter ended March 31, 1998 was $29,595,000 compared to $24,365,000 for the quarter ended March 31, 1997, an increase of $5,230,000 or 21%. Growth in net revenue for the quarter ended March 31, 1998 was driven by; an increase in revenue from the practice management division, increased pharmaceutical sales to physicians and increased revenues from the clinical research division. For the first quarter, practice management fees increased by 29%, from $10,875,000 in 1997 to $14,060,000 in 1998. The number of physicians in practice management relationships with the Company increased from 38 on March 31, 1997 to 44 on March 31, 1998. Pharmaceutical sales to physicians increased $1,704,000 or 41% from the first quarter of 1997 to the first quarter of 1998. Revenue from the clinical research division increased 109% from the three month period ended March 31, 1997 to the three month period ended March 31, 1998 for an increase of $636,000.

While salaries and benefits expense increased $754,000 for the quarter ended March 31, 1998 over the same period in 1997, the expense as a percentage of net revenue decreased from 21% for the first quarter of 1997 to 20% for the first quarter of 1998.

Pharmaceuticals and supplies expense increased by $3,862,000 or 35% for the quarter ended March 31, 1998 over the corresponding period in 1997. The Company attributes the increase primarily to growth in the practice management division as well as a significant increase in pharmaceutical sales to physicians.

Interest expense was $704,000 for the first quarter of 1998 as compared to $1,104,000 for the first quarter of 1997, a decrease of $400,000 as a result of the conversion of the note payable to Seafield to shares of the Company's common stock during the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's working capital was $(9.7) million with current assets of $44.8 million and current liabilities of $54.4 million. Cash and cash equivalents represented $.5 million of the Company's current assets. Current liabilities includes the entire principal balance under the Company's Acquisition facility which is due in March 1999.

Cash used in operating activities was $.7 million in the first quarter of 1998 compared to cash used in operating activities of $1.3 million for the same period in 1997. Cash used in investing activities was $.9 million and $.2 million for the quarters ended March 31, 1998 and 1997, respectively. Cash used in financing activities was $.4 million for the first quarter of 1998 and provided by financing activities was $1.1 million for the same period in 1997.

The Company has a $45.0 million Credit Facility to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.125%, depending upon borrowing levels. At March 31, 1998, $29.2 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Credit Facility contains affirmative and negative covenants which, among other things, require that the Company maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. On March 31, 1998, the Credit Facility was modified and amended, effective April 21, 1997, to provide for redefinitions of certain restrictive covenants.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 6.42% and the thirty-day LIBOR rate and are settled monthly. As of March 31, 1998, approximately 51% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998.

Additionally, long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $13.75 to $17.50. The unpaid principal amount of the long-term notes was $14.0 million at March 31, 1998.

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

The Company has a commitment to lease medical equipment in 1998 under 54 month operating leases. Annual rentals under this commitment approximate $560,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

10.1 Employment Agreement effective as of January 1, 1998 by and between Response Oncology, Inc., a Tennessee corporation and Kenneth L. Scott.

10.2 Employment Agreement effective as of January 1, 1998 by and between Response Oncology, Inc. and Joseph T. Clark.

10.3 Employment Agreement effective as of January 1, 1998 by and between Response Oncology, Inc. and Carlton Sedberry

10.4 Employment Agreement effective as of January 1, 1998 by and between Response Oncology, Inc. and Mary E. Clements

10.5 Employment Agreement effective as of January 1, 1998 by and between Response Oncology, Inc. and William H. West, M.D.

10.6 Employment Agreement effective as of January 1, 1998 by and between Response Oncology, Inc. and Charles Weaver, M.D.

27       Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RESPONSE ONCOLOGY, INC.


                                    By:  /s/ Mary E. Clements
                                         --------------------------------------
                                         Mary E. Clements
                                         Chief Financial Officer
                                         and Principal Accounting Officer

                                         Date:  May 15, 1998

                                    By:  /s/ Dena L. Mullen
                                         --------------------------------------
                                         Dena L. Mullen
                                         Director of Finance

                                         Date: May 15, 1998

                                    By:  /s/ Peter A. Stark
                                         --------------------------------------
                                         Peter A. Stark
                                         Controller

                                         Date:  May 15, 1998