Form 10-Q
period 1998-06-30
RESPONSE ONCOLOGY INC
filed 1998-08-11
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

         (X)       Quarterly report pursuant to Section 13 or 15(d) of the
         ---       Securities Exchange Act of 1934


                   For the quarterly period ended June 30, 1998 or

         __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition period from              to
                                                  -----------     ----------
                   Commission file number             0-15416
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

Common Stock, $.01 Par Value, 12,049,038 shares as of July 31, 1998.

INDEX




PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements                                          Page
              Consolidated Balance Sheets,
              June 30, 1998 and December 31, 1997------------------------------3

              Consolidated Statements
              of Earnings for the Three Months Ended
              June 30, 1998 and June 30, 1997----------------------------------4

              Consolidated Statements of
              Earnings for the Six Months Ended
              June 30, 1998 and June 30, 1997 ---------------------------------5

              Consolidated Statements of
              Cash Flows for the Six Months Ended
              June 30, 1998 and June 30, 1997 ---------------------------------6

              Notes to Consolidated
              Financial Statements---------------------------------------------7

Item 2        Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations---------------------------------------------------10


PART II.      OTHER INFORMATION


Item 5.       Market Information and Related Stockholder Matters--------------13


Item 6.       Exhibits and Reports on Form 8-K -------------------------------13


Signatures    ----------------------------------------------------------------14

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1:  FINANCIAL STATEMENTS
         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands)

ASSETS                                                                            June 30, 1998   December 31, 1997
                                                                                   (Unaudited)        (Note 1)
                                                                                  --------------  -----------------
CURRENT ASSETS
     Cash and cash equivalents                                                        $   1,133       $   2,425
     Accounts receivable, less allowance for doubtful accounts
         of $2,443 and $3,130                                                            22,886          16,910
     Supplies and pharmaceuticals                                                         2,783           2,772
     Prepaid expenses and other current assets                                            6,962           4,219
     Due from affiliated physician groups                                                16,770          14,823
                                                                                      ---------       ---------
         TOTAL CURRENT  ASSETS                                                           50,534          41,149

     Property and equipment, less accumulated depreciation and
         amortization of $10,425 and $9,727                                               5,182           3,555
     Deferred charges, less accumulated amortization of $525 and $513                       383             386
     Management service agreements, less accumulated amortization of $5,416
         and $4,016                                                                     102,884         103,054
     Deferred income taxes                                                                2,618           2,618
     Other assets                                                                         1,081             931
                                                                                      ---------       ---------
         TOTAL ASSETS                                                                 $ 162,682       $ 151,693
                                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                 $  13,718       $   9,751
     Accrued expenses and other liabilities                                               6,272           4,370
     Current portion of notes payable                                                    38,704           8,537
     Current portion of capital lease obligations                                           367              45
                                                                                      ---------       ---------
         TOTAL CURRENT LIABILITIES                                                       59,061          22,703

     Capital lease obligations, less current portion                                      1,127              44
     Notes payable, less current portion                                                  5,393          35,399
     Deferred income taxes                                                               26,600          26,162
     Minority interest                                                                      941           1,037

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $1.00 par value, authorized 3,000,000 shares; issued and outstanding 26,631 and 27,233 shares, respectively,
         liquidating preference $11.00 per share                                             27              27
     Common Stock, $.01 par value, authorized 30,000,000 shares; issued and
          outstanding 12,045,953 and 11,972,358 shares, respectively                        120             120
     Paid-in capital                                                                    101,894         101,402
     Accumulated deficit                                                                (32,481)        (35,201)
                                                                                      ---------       ---------
                                                                                         69,560          66,348
                                                                                      ---------       ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 162,682       $ 151,693
                                                                                      =========       =========

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)

                                                               Three Months Ended
                                                        -------------------------------
                                                        June 30, 1998     June 30, 1997
                                                        -------------     -------------
NET REVENUE                                             $     32,627       $     25,642

COSTS AND EXPENSES
     Salaries and benefits                                     6,201              5,210
     Pharmaceuticals and supplies                             16,367             12,413
     Other operating costs                                     3,617              2,385
     General and administrative                                1,614              1,109
     Depreciation and amortization                             1,164              1,149
     Interest                                                    721                792
     Provision for doubtful accounts                             392                423
                                                        ------------       ------------
                                                              30,076             23,481
                                                        ------------       ------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST             2,551              2,161
     Minority owners' share of net earnings                     (248)              (205)
                                                        ------------       ------------

 EARNINGS BEFORE INCOME TAXES                                  2,303              1,956
     Provision for income taxes                                  875                744
                                                        ------------       ------------

NET EARNINGS                                            $      1,428       $      1,212
                                                        ============       ============

EARNINGS PER COMMON SHARE:
           Basic                                        $       0.12       $       0.10
                                                        ============       ============
           Diluted                                      $       0.12       $       0.10
                                                        ============       ============
Weighted average number of common shares:
           Basic                                          12,040,965         11,968,024
                                                        ============       ============
           Diluted                                        12,302,259         12,106,641
                                                        ============       ============

 See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)

                                                               Six Months Ended
                                                        -------------------------------
                                                        June 30, 1998     June 30, 1997
                                                        -------------     -------------
NET REVENUE                                             $     62,222       $     50,007

COSTS AND EXPENSES:
   Salaries and benefits                                      12,072             10,170
   Pharmaceuticals and supplies                               31,397             23,476
   Other operating costs                                       6,575              5,246
   General and administrative                                  3,083              2,209
   Depreciation and amortization                               2,254              2,460
   Interest                                                    1,425              1,896
   Provision for doubtful accounts                               611                799
                                                        ------------       ------------
                                                              57,417             46,256
                                                        ------------       ------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST             4,805              3,751
   Minority owners' share of net earnings                       (418)              (397)
                                                        ------------       ------------

EARNINGS BEFORE INCOME TAXES                                   4,387              3,354
   Provision for income taxes                                  1,667              1,275
                                                        ------------       ------------

NET EARNINGS TO COMMON STOCKHOLDERS                     $      2,720       $      2,079
                                                        ============       ============

EARNINGS PER COMMON SHARE:
       Basic                                            $       0.23       $       0.19
                                                        ============       ============
       Diluted                                          $       0.22       $       0.19
                                                        ============       ============

   Weighted average number of shares:
       Basic                                              12,030,036         11,033,201
                                                        ============       ============
       Diluted                                            12,305,067         11,175,955
                                                        ============       ============

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                                                       Six Months Ended
                                                                                 -----------------------------
                                                                                 June 30, 1998   June 30, 1997
                                                                                 -------------   -------------
OPERATING ACTIVITIES
Net earnings                                                                         $ 2,720         $ 2,079
Adjustments to reconcile net earnings to net cash used in operating activities:
   Depreciation and amortization                                                       2,254           2,460
   Provision for doubtful accounts                                                       611             799
   Minority owners' share of net earnings                                                418             397
   Changes in operating assets and liabilities net of effect of acquisitions:
   Accounts receivable                                                                (6,587)         (2,595)
   Supplies and pharmaceuticals, prepaid expenses and other current assets            (2,687)         (2,075)
   Deferred charges and other assets                                                    (270)           (367)
   Due from affiliated physician groups                                               (1,947)         (2,713)
   Accounts payable and accrued expenses                                               5,868           6,670
                                                                                     -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                380           4,655

INVESTING ACTIVITIES
   Purchase of equipment                                                                (886)           (388)
   Investment in joint venture                                                          --                63
   Distribution to joint venture partner                                                (514)           --
   Acquisition of non-medical assets of affiliated physician groups                     (525)           (238)
                                                                                     -------         -------
NET CASH USED IN INVESTING ACTIVITIES                                                 (1,925)           (563)

FINANCING ACTIVITIES
   Financing costs incurred                                                             --              (103)
   Proceeds from exercise of stock options                                               302            --
   Proceeds from notes payable                                                         1,000           1,271
   Principal payments on notes payable                                                (1,016)         (3,212)
   Proceeds from note payable to parent                                                 --             1,006
   Principal payments on capital lease obligations                                       (33)            (40)
                                                                                     -------         -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      253          (1,078)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (1,292)          3,014
   Cash and cash equivalents at beginning of period                                    2,425             415
                                                                                     -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 1,133         $ 3,429
                                                                                     =======         =======


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified for comparative purposes with no effect on net earnings. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company's") annual report on Form 10-K for the year ended December 31, 1997.

Net Revenue: The following table is a summary of net revenue by source for the respective three and six month periods ended June 30, 1998 and 1997. Patient services revenue is recorded net of contractual allowances and discounts of $1,212,000 and $1,497,000 for the quarters ended June 30, 1998 and 1997, respectively and $2,567,000 and $3,198,000 for the six months ended June 30, 1998 and 1997, respectively.

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

       (In thousands)                    Three Months Ended         Six Months Ended
                                              June 30,                  June 30
                                        --------------------      --------------------
                                         1998         1997          1998        1997
                                        -------      -------      -------      -------
Net patient services revenue            $10,087      $ 8,514      $18,545      $17,268
Practice management service fees         14,976       11,616       29,037       22,491
Pharmaceutical sales to physicians        6,437        4,526       12,294        8,679
Physician investigator studies            1,127          986        2,346        1,569
                                        =======      =======      =======      =======
                                        $32,627      $25,642      $62,222      $50,007
                                        =======      =======      =======      =======

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

A reconciliation of the basic earnings per share and the diluted earnings per share computation is presented below for the three and six month periods ended June 30, 1998 and 1997.

(Dollar amounts in thousands except per share data)

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                --------------------------    --------------------------
                                                   1998            1997           1998           1997
                                                -----------    -----------    -----------    -----------
 Weighted average shares outstanding             12,040,965     11,968,024     12,030,036     11,033,201
 Net effect of dilutive stock options and
 warrants based on the treasury stock method        261,294        138,617        275,031        142,754
                                                -----------    -----------    -----------    -----------
 Weighted average shares and common stock
 equivalents                                     12,302,259     12,106,641     12,305,067     11,175,955
                                                ===========    ===========    ===========    ===========

 Net earnings                                   $     1,428    $     1,212    $     2,720    $     2,079
                                                ===========    ===========    ===========    ===========
 Diluted per share amount                       $      0.12    $      0.10    $      0.22    $      0.19
                                                ===========    ===========    ===========    ===========


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

NOTE 3 -- NOTES PAYABLE

The Company has a $45.0 million Credit Facility to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.125%, depending upon borrowing levels, and expires in March 1999. At June 30, 1998, $30.2 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Credit Facility contains affirmative and negative covenants which, among other things, require that the Company maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. On March 31, 1998, the Credit Facility was modified and amended, effective April 21, 1997, to provide for redefinitions of certain restrictive covenants.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 6.42% and the thirty-day LIBOR rate and are settled monthly. As of June 30, 1998, approximately 50% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998.

Additionally, long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $13.75 to $17.50. The unpaid principal amount of the long-term notes was $13.9 million at June 30, 1998.

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

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1999, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of June 30, 1998, the Company was not aware of any pending professional or general liability claims.

The Company has a commitment to lease medical equipment under 54 month capital leases. Annual rentals under this commitment approximate $560,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Response Oncology, Inc. (the "Company") is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts clinical research on behalf of pharmaceutical manufacturers. Approximately 400 medical oncologists are associated with the Company through these programs. As of June 30, 1998, the Company's total network includes 52 IMPACT Centers located in 26 states and the District of Columbia. The network consists of 28 wholly owned centers, 15 managed programs, and 9 centers owned and operated in joint venture with a host hospital.

In January 1996, the Company implemented a diversification strategy into physician practice management. As of June 30, 1998 the practice management division included affiliations with 45 physicians in 12 medical oncology practices in Florida and Tennessee. The Company has sought deep geographic penetration in its markets believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. The Company's resulting revenue from Service Agreements include a fee equal to practice operating expenses incurred by the Company and a management fee either fixed in amount or equal to a percentage of each affiliated practice's adjusted net revenue or operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

RESULTS OF OPERATIONS

Net income for the second quarter 1998 increased 18% to $1,428,000 from the $1,212,000 reported for the second quarter 1997. Diluted earnings per share increased to $0.12 as compared to $0.10 reported for the second quarter 1997. For the six months ended June 30, 1998, net income increased 31% to 2,720,000, or $0.22 per diluted share, from the $2,079,000, 0r $0.19 per diluted share reported for the first six months of 1997. Earnings before income taxes for the quarter and six months ended June 30, 1998 were $2,303,000 and $4,387,000 compared to $1,956,000 and $3,354,000 for the same periods of 1997.

Net revenue for the quarter ended June 30, 1998 was $32,627,000 compared to $25,642,000 for the quarter ended June 30, 1997, an increase of $6,985,000 or 27%. Growth in net revenue for the quarter ended June 30, 1998 was driven by an increase in revenue from the practice management division, increased pharmaceutical sales to physicians and increased revenues from the IMPACT Centers. For the second quarter of 1998, practice management fees increased by 29%, from $11,616,000 in 1997 to $14,976,000 in 1998. The number of physicians in practice management relationships with the Company increased from 39 on June 30, 1997 to 45 on June 30, 1998. Pharmaceutical sales to physicians increased $1,911,000 or 42% from the second quarter of 1997 to the second quarter of 1998. Revenue from the IMPACT division increased 18% from the three month period ended June 30, 1997 to the three month period ended June 30, 1998 for an increase of $1,573,000.

Net revenue for the six months ended June 30, 1998 was $62,222,000 compared to $50,007,000 for the six months ended June 30, 1997, an increase of $12,215,000 or 24%. For the six months ended June 30, 1998, practice management fees increased by 29%, from $22,491,000 in 1997 to $29,037,000 in 1998.

Pharmaceutical sales to physicians increased $3,615,000 or 42% from the first six months of 1997 to the same period of 1998.

While salaries and benefits expense increased $991,000 and $1,902,000 for the quarter and six months ended June 30, 1998 over the same periods in 1997, the expense as a percentage of net revenue decreased from 20% for the three and six month periods ended June 30, 1997 to 19% for the same periods in 1998.

Pharmaceuticals and supplies expense increased by $3,954,000 or 32% and $7,921,000 or 34% for the quarter and six months ended June 30, 1998, respectively over the corresponding periods in 1997. The Company attributes the increase primarily to growth in the practice management division as well as a significant increase in pharmaceutical sales to physicians.

Interest expense was $1,425,000 for the six months ended June 30, 1998 as compared to $1,896,000 for the six months ended June 30, 1997, a decrease of $471,000 principally due to the conversion of the note payable to Seafield to shares of the Company's common stock during the first quarter of 1997.

The Company announced a change in the amortization period on Service Agreements acquired in practice management affiliations to 25 years from 40 years beginning July 1, 1998. The Company estimates the change, based upon current agreements, will decrease its diluted earnings per share by approximately $0.02 per quarter beginning in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's working capital was $(8.5) million with current assets of $50.5 million and current liabilities of $59.0 million. Cash and cash equivalents represented $1.1 million of the Company's current assets. Current liabilities includes the entire principal balance under the Company's Credit Facility which is due in March 1999. Management expects that upon maturity of the Credit Facility, it will be refinanced under similar terms and conditions as those currently in place.

Cash provided by operating activities was $.4 million in the first six months of 1998 compared to cash provided by operating activities of $4.7 million for the same period in 1997. Cash used in investing activities was $1.9 million and $.6 million for the six months ended June 30, 1998 and 1997, respectively. Cash provided by financing activities was $.3 million for the first six months of 1998 compared to cash used of $1.1 million for the same period in 1997.

The Company has a $45.0 million Credit Facility to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.125%, depending upon borrowing levels. At June 30, 1998, $30.2 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Credit Facility contains affirmative and negative covenants which, among other things, require that the Company maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. On June 30, 1998, the Credit Facility was modified and amended, effective April 21, 1997, to provide for redefinitions of certain restrictive covenants.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 6.42% and the thirty-day LIBOR rate and are settled monthly. As of June 30, 1998, approximately 50% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998.

Additionally, long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations. Principal and interest under promissory notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $13.75 to $17.50. The unpaid principal amount of the promissory notes was $13.9 million at June 30, 1998.

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

The Company has a commitment to lease medical equipment in 1998 under 54 month capital leases. Annual rentals under this commitment approximate $560,000.

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

Not Applicable


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A) EXHIBITS

      27    Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RESPONSE ONCOLOGY, INC.


                                 By:      /s/ Mary E. Clements
                                          -------------------------------------
                                          Mary E. Clements
                                          Chief Financial Officer
                                          and Principal Accounting Officer

                                          Date:  August 11, 1998

                                 By:      /s/ Dena L. Mullen
                                          -------------------------------------
                                          Dena L. Mullen
                                          Director of Finance

                                          Date: August 11, 1998

                                 By:      /s/ Peter A. Stark
                                          -------------------------------------
                                          Peter A. Stark
                                          Controller

                                          Date:  August 11, 1998