Form 10-Q
period 1998-09-30
RESPONSE ONCOLOGY INC
filed 1998-11-17
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

      (X)     Quarterly report pursuant to Section 13 or 15(d) of the Securities
      ---     Exchange Act of 1934

              For the quarterly period ended September 30, 1998 or

      --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from      to
                                             -----------

              Commission file number   0-15416
                                     -------------------


                             RESPONSE ONCOLOGY, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)



     Tennessee                                                62-1212264
    -----------                                              ------------
 (State or Other Jurisdiction                              (I. R. S. Employer
 of Incorporation or Organization)                         Identification No.)


1805 Moriah Woods Blvd., Memphis, TN                             38117
------------------------------------                           ----------
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

Common Stock, $.01 Par Value, 12,049,038 shares as of October 6, 1998.

INDEX




PART I.             FINANCIAL INFORMATION


Item 1.      Financial Statements                                            Page
             Consolidated Balance Sheets,
             September 30, 1998 and December 31, 1997........................ 3

             Consolidated Statements
             of Earnings for the Three Months Ended
             September 30, 1998 and September 30, 1997....................... 4

             Consolidated Statements of
             Earnings for the Nine Months Ended
             September 30, 1998 and September 30, 1997....................... 5

             Consolidated Statements of
             Cash Flows for the Nine Months Ended
             September 30, 1998 and September 30, 1997....................... 6

             Notes to Consolidated
             Financial Statements............................................ 7

Item 2       Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations.................................................. 10


PART II.     OTHER INFORMATION


Item 5.      Market Information and Related Stockholder Matters............. 13


Item 6.      Exhibits and Reports on Form 8-K .............................. 13


Signatures   ............................................................... 14


PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands)

                                                                                 September 30, 1998  December 31, 1997
ASSETS                                                                               (Unaudited)         (Note 1)
                                                                                     ----------      -----------------
CURRENT ASSETS
     Cash and cash equivalents                                                       $   1,135         $  2, 425
     Accounts receivable, less allowance for doubtful accounts
         of $2,495 and $3,130                                                           24,172            16,910
     Supplies and pharmaceuticals                                                        3,074             2,772
     Prepaid expenses and other current assets                                           6,894             4,219
     Due from affiliated physician groups                                               19,161            14,823
                                                                                     ---------         ---------
         TOTAL CURRENT  ASSETS                                                          54,436            41,149

     Property and equipment, less accumulated depreciation and
         amortization of $10,747 and $9,727                                              5,183             3,555
     Deferred charges, less accumulated amortization of $645 and $513                      289               386
     Management service agreements, less accumulated amortization of
         $6,534 and $4,016                                                             101,802           103,054
     Deferred income taxes                                                               2,618             2,618
     Other assets                                                                        1,087               931
                                                                                     ---------         ---------
         TOTAL ASSETS                                                                $ 165,415         $ 151,693
                                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                $  16,208         $   9,751
     Accrued expenses and other liabilities                                              6,180             4,370
     Current portion of notes payable                                                   38,602             8,537
     Current portion of capital lease obligations                                          339                45
                                                                                     ---------         ---------
         TOTAL CURRENT LIABILITIES                                                      61,329            22,703

     Capital lease obligations, less current portion                                     1,036                44
     Notes payable, less current portion                                                 4,766            35,399
     Deferred income taxes                                                              26,636            26,162
     Minority interest                                                                     913             1,037

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $1.00 par value, authorized 3,000,000 shares; issued and outstanding 26,631 and 27,233 shares, respectively,
         liquidating preference $11.00 per share                                            27                27
     Common Stock, $.01 par value, authorized 30,000,000 shares; issued and
          outstanding 12,049,038 and 11,972,358 shares, respectively                       120               120
     Paid-in capital                                                                   101,913           101,402
     Accumulated deficit                                                               (31,325)          (35,201)
                                                                                     ---------         ---------
                                                                                        70,735            66,348
                                                                                     ---------         ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 165,415         $ 151,693
                                                                                     =========         =========


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)


                                                               Three Months Ended
                                                        ---------------------------------
                                                        September 30,       September 30,
                                                            1998               1997
                                                           -------            -------
NET REVENUE                                             $     31,858       $     25,710

COSTS AND EXPENSES
     Salaries and benefits                                     6,291              5,541
     Pharmaceuticals and supplies                             16,031             12,320
     Other operating costs                                     3,422              3,030
     General and administrative                                1,478              1,158
     Depreciation and amortization                             1,538              1,030
     Interest                                                    771                570
     Provision for doubtful accounts                             198                356
                                                        ------------       ------------
                                                              29,729             24,005
                                                        ------------       ------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST             2,129              1,705
     Minority owners' share of net earnings                     (264)               (19)
                                                        ------------       ------------

 EARNINGS BEFORE INCOME TAXES                                  1,865              1,686
     Provision for income taxes                                  709                641
                                                        ------------       ------------

NET EARNINGS TO COMMON STOCKHOLDERS                     $      1,156       $      1,045
                                                        ============       ============

EARNINGS PER COMMON SHARE:
           Basic                                        $       0.10       $       0.09
                                                        ============       ============
           Diluted                                      $       0.10       $       0.09
                                                        ============       ============
Weighted average number of common shares:
           Basic                                          12,048,501         11,970,078
                                                        ============       ============
           Diluted                                        12,087,248         12,228,231
                                                        ============       ============


 See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)


                                                                      Nine Months Ended
                                                         ----------------------------------------
                                                         September 30, 1998    September 30, 1997
                                                         ------------------    ------------------
NET REVENUE                                                $     94,080          $     75,710

COSTS AND EXPENSES:
   Salaries and benefits                                         18,363                15,711
   Pharmaceuticals and supplies                                  47,428                36,041
   Other operating costs                                          9,997                 7,987
   General and administrative                                     4,561                 3,403
   Depreciation and amortization                                  3,792                 3,490
   Interest                                                       2,196                 2,466
   Provision for doubtful accounts                                  809                 1,156
                                                           ------------          ------------
                                                                 87,146                70,254
                                                           ------------          ------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST                6,934                 5,456
   Minority owners' share of net earnings                          (682)                 (416)
                                                           ------------          ------------

EARNINGS BEFORE INCOME TAXES                                      6,252                 5,040
   Provision for income taxes                                     2,376                 1,915
                                                           ------------          ------------

NET EARNINGS TO COMMON STOCKHOLDERS                        $      3,876          $      3,125
                                                           ============          ============

EARNINGS PER COMMON SHARE:
       Basic                                               $       0.32          $       0.28
                                                           ============          ============
       Diluted                                             $       0.32          $       0.27
                                                           ============          ============

Weighted average number of shares:
       Basic                                                 12,036,259            11,348,925
                                                           ============          ============
       Diluted                                               12,225,657            11,538,441
                                                           ============          ============


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                                                          Nine Months Ended
                                                                                --------------------------------------
                                                                                September 30, 1998  September 30, 1997
                                                                                ------------------  ------------------
OPERATING ACTIVITIES
Net earnings to common stockholders                                                   $ 3,876          $ 3,125
Adjustments to reconcile net earnings to net cash used in operating activities:
   Depreciation and amortization                                                        3,792            3,490
   Provision for doubtful accounts                                                        809            1,156
   Minority owners' share of net earnings                                                 682              416
   Changes in operating assets and liabilities net of effect of acquisitions:
   Accounts receivable                                                                 (8,070)          (2,978)
   Supplies and pharmaceuticals, prepaid expenses and other current assets             (2,910)          (1,972)
   Deferred charges and other assets                                                     (282)            (405)
   Due from affiliated physician groups                                                (4,338)          (2,780)
   Accounts payable and accrued expenses                                                8,267            5,870
                                                                                      -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               1,826            5,922

INVESTING ACTIVITIES
   Purchase of equipment                                                               (1,209)            (692)
   Investment in joint venture                                                            --                73
   Acquisition of non-medical assets of affiliated physician groups                      (525)            (787)
                                                                                      -------          -------
NET CASH USED IN INVESTING ACTIVITIES                                                  (1,734)          (1,406)

FINANCING ACTIVITIES
   Financing costs incurred                                                               --              (103)
   Distributions to joint venture partner                                                (806)             --
   Proceeds from exercise of stock options                                                322               26
   Proceeds from notes payable                                                          1,000            1,271
   Principal payments on notes payable                                                 (1,745)          (5,567)
   Proceeds from note payable to parent                                                   --             1,006
   Principal payments on capital lease obligations                                       (153)             (59)
                                                                                      -------          -------
NET CASH USED IN FINANCING ACTIVITIES                                                  (1,382)          (3,426)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (1,290)           1,090
   Cash and cash equivalents at beginning of period                                     2,425              415
                                                                                      -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 1,135          $ 1,505
                                                                                      =======          =======


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified for comparative purposes with no effect on net earnings. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company's") annual report on Form 10-K for the year ended December 31, 1997.

Net Revenue: The following table is a summary of net revenue by source for the respective three and nine month periods ended September 30, 1998 and 1997. Patient services revenue is recorded net of contractual allowances and discounts of $1,442,000 and $1,629,000 for the quarters ended September 30, 1998 and 1997, respectively and $4,010,000 and $4,827,000 for the nine months ended September 30, 1998 and 1997, respectively.

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



       (In thousands)                       Three Months Ended     Nine Months Ended
                                               September 30,         September 30,
                                          --------------------     -------------------
                                            1998         1997       1998        1997
                                            ----         ----       ----        ----
    Net patient services revenue           $ 9,228     $ 8,578     $27,775     $25,803
    Practice management service fees        14,974      11,496      44,010      34,023
    Pharmaceutical sales to physicians       6,836       4,843      19,129      13,522
    Physician investigator studies             820         793       3,166       2,362
                                           -------     -------     -------     -------
                                           $31,858     $25,710     $94,080     $75,710
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

A reconciliation of the basic earnings per share and the diluted earnings per share computation is presented below for the three and nine month periods ended September 30, 1998 and 1997.

(Dollar amounts in thousands except per share data)

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                     ---------------------------     ---------------------------
                                                        1998             1997            1998            1997
                                                        ----             ----            ----            ----
     Weighted average shares outstanding              12,048,501      11,970,078      12,036,259      11,348,925
     Net effect of dilutive stock options and
     Warrants based on the treasury stock method          38,747         258,153         189,398         189,516
                                                     -----------     -----------     -----------     -----------
     Weighted average shares and common stock
     equivalents                                      12,087,248      12,228,231      12,225,657      11,538,441
                                                     ===========     ===========     ===========     ===========

     Net earnings                                    $     1,156     $     1,045     $     3,876     $     3,125
                                                     ===========     ===========     ===========     ===========

     Diluted per share amount                        $      0.10     $      0.09     $      0.32     $      0.27
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

NOTE 3 -- NOTES PAYABLE

The Company has a $45.0 million Credit Facility to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.125%, depending upon borrowing levels, and expires in March 1999. At September 30, 1998, $30.2 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Credit Facility contains affirmative and negative covenants which, among other things, require that the Company maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. On March 31, 1998, the Credit Facility was modified and amended, effective April 21, 1997, to provide for redefinitions of certain restrictive covenants.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 6.42% and the thirty-day LIBOR rate and are settled monthly. As of September 30, 1998, approximately 50% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998.

Additionally, long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $13.75 to $17.50. The unpaid principal amount of the long-term notes was $13.0 million at September 30, 1998.

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

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1999, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of September 30, 1998, the Company was not aware of any pending professional or general liability claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Response Oncology, Inc. (the "Company") is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts clinical research on behalf of pharmaceutical manufacturers. Approximately 475 medical oncologists are associated with the Company through these programs. As of September 30, 1998, the Company's total network includes 53 IMPACT Centers located in 26 states and the District of Columbia. The network consists of 31 wholly owned centers, 15 managed programs, and 7 centers owned and operated in joint venture with a host hospital.

In January 1996, the Company implemented a diversification strategy into physician practice management. As of September 30, 1998 the practice management division included affiliations with 47 physicians in 12 medical oncology practices in Florida and Tennessee. The Company has sought deep geographic penetration in its markets believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. The Company's resulting revenue from Service Agreements include a fee equal to practice operating expenses incurred by the Company and a management fee either fixed in amount or equal to a percentage of each affiliated practice's adjusted net revenue or operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

RESULTS OF OPERATIONS

Net income for the third quarter 1998 increased 11% to $1,156,000 from the $1,045,000 reported for the third quarter 1997. Diluted earnings per share increased to $0.10 as compared to $0.09 reported for the third quarter 1997. For the nine months ended September 30, 1998, net income increased 24% to 3,876,000, or $0.32 per diluted share, from the $3,125,000, or $0.27 per diluted share reported for the first nine months of 1997. Earnings before income taxes for the quarter and nine months ended September 30, 1998 were $1,865,000 and $6,252,000 compared to $1,686,000 and $5,040,000 for the same periods of 1997.

Net revenue for the quarter ended September 30, 1998 was $31,858,000 compared to $25,710,000 for the quarter ended September 30, 1997, an increase of $6,148,000 or 24%. Growth in net revenue for the quarter ended September 30, 1998 was driven by an increase in revenue from the practice management division, increased pharmaceutical sales to physicians and increased revenues from the IMPACT Centers. For the third quarter of 1998, practice management fees increased by 30%, from $11,496,000 in 1997 to $14,974,000 in 1998. The number of physicians in practice management relationships with the Company increased from 41 on September 30, 1997 to 47 on September 30, 1998. Pharmaceutical sales to physicians increased $1,993,000 or 41% from the third quarter of 1997 to the third quarter of 1998. Revenue from the IMPACT division increased 8% from the three month period ended September 30, 1997 to the three month period ended September 30, 1998 for an increase of $650,000.

Net revenue for the nine months ended September 30, 1998 was $94,080,000 compared to $75,710,000 for the nine months ended September 30, 1997, an increase of $18,370,000 or 24%. For the nine months ended September 30, 1998, practice management fees increased by 29%, from $34,023,000 in 1997 to

$44,010,000 in 1998. Pharmaceutical sales to physicians increased $5,607,000 or 41% from the first nine months of 1997 to the same period of 1998.

While salaries and benefits expense increased $750,000 and $2,652,000 for the quarter and nine months ended September 30, 1998 over the same periods in 1997, the expense as a percentage of net revenue decreased from 22% for the three period ended September 30, 1997 and 21% for the nine month period ended September 30, 1997 to 20% for the same periods in 1998.

Pharmaceuticals and supplies expense increased by $3,711,000 or 30% and $11,387,000 or 32% for the quarter and nine months ended September 30, 1998, respectively over the corresponding periods in 1997. The Company attributes the increase primarily to growth in the practice management division as well as a significant increase in pharmaceutical sales to physicians.

Interest expense was $2,196,000 for the nine months ended September 30, 1998 as compared to $2,466,000 for the nine months ended September 30, 1997, a decrease of $270,000 principally due to the conversion of the note payable to Seafield to shares of the Company's common stock during the first quarter of 1997.

Based on recent guidance from the Securities and Exchange Commission, the Company announced a change in the amortization period on Service Agreements acquired in practice management affiliations to 25 years from 40 years beginning July 1, 1998. The Company estimates the change, based upon current agreements, will decrease its diluted earnings per share by approximately $0.02 per quarter beginning in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's working capital was $(6.9) million with current assets of $54.4 million and current liabilities of $61.3 million. Cash and cash equivalents represented $1.1 million of the Company's current assets. Current liabilities includes the entire principal balance under the Company's Credit Facility which is due in March 1999. Management expects that upon maturity of the Credit Facility, it will be refinanced under similar terms and conditions as those currently in place.

Cash provided by operating activities was $1.8 million in the first nine months of 1998 compared to cash provided by operating activities of $5.9 million for the same period in 1997. The decrease in cash provided by operating activities is largely due to a recent change in patient contracting for the IMPACT division. The Company expects that once the change is stabilized the cash flow will return to a more positive level. Cash used in investing activities was $1.7 million and $1.4 million for the nine months ended September 30, 1998 and 1997, respectively. Cash used in financing activities was $1.4 million for the first nine months of 1998 compared to $3.4 million for the same period in 1997.

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

Additionally, long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations. Principal and interest under promissory notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $13.75 to $17.50. The unpaid principal amount of the promissory notes was $13.0 million at September 30, 1998.

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

The Company has recently assessed its internally developed computer systems and commercially purchased software and believes that the majority of current systems used will properly utilize dates beyond December 31, 1999. The Company's principal patient accounting system is not currently capable of processing year 2000; however the vendor is expected to deliver an update to the software during the fourth quarter of 1998 to make the system operational for the year 2000. The costs to make the current patient accounting system operational are estimated to be less than $125,000.

The Company has also addressed the year 2000 implications as they relate to its medical equipment used in its centers and does not anticipate that material costs will be incurred to make equipment affected by the year 2000 operational.

The Company cannot control the internal year 2000 compliancy plans of its third-party payors, including The Health Care Financing Administration, the Federal agency responsible for administering the Medicare program. The Company's cash flow is largely dependent on the ability of its third-party payors to timely and effectively process claims for services as submitted. If the payment of claims by third-party payors is disrupted for any reason, including the year 2000 issue, the Company's financial position and results of operations could be materially affected.

PART II - OTHER INFORMATION

ITEM 5       MARKET INFORMATION AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (A) EXHIBITS

         27  Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      RESPONSE ONCOLOGY, INC.


                                      By:  /s/ Mary E. Clements
                                           -----------------------------------
                                           Mary E. Clements
                                           Chief Financial Officer
                                           and Principal Accounting Officer

                                           Date:  November 13, 1998

                                      By:  /s/ Dena L. Mullen
                                           -----------------------------------
                                           Dena L. Mullen
                                           Director of Finance

                                           Date: November 13, 1998

                                      By:  /s/ Peter A. Stark
                                           -----------------------------------
                                           Peter A. Stark
                                           Controller

                                           Date:  November 13, 1998