Form 10-K405
period 1998-12-31
RESPONSE ONCOLOGY INC
filed 1999-04-01
CIK 763098

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[ ] Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Transaction Period:
                                     -----------------------
         Commission File Number:
                                 ---------------------------


                             Response Oncology, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Tennessee                                      62-1212264
       ------------------------                        ------------------------
       (State of incorporation)                        (I.R.S. Employer ID No.)

 1805 Moriah Woods Blvd., Memphis, TN                            38117
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (901) 761-7000
           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                       on which registered
-------------------                                       -------------------
Common Stock, par value $.01 per share...................NASDAQ National Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any Amendment to this form 10-K  X
         ----

As of March 18, 1999, 12,049,331 shares of Common Stock of Response Oncology, Inc. were outstanding and the aggregate market value of such Common Stock held by non affiliates was $27,852,000 based on the closing sale price of $2.50 as of that date.

Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on June 10, 1999 are incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before April 29, 1999. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report under cover of a Form 8. The exhibits for this Form 10-K are listed on Page 18.

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

IMPACT(R) Services The Company presently operates 54 IMPACT(R) Centers in 26 states and the District of Columbia which provide high dose chemotherapy with stem cell support to cancer patients on an outpatient basis. Through its IMPACT(R) Centers, the Company has developed extensive medical information systems and databases containing clinical and patient information, analysis of treatment results and side effects and clinical care pathways. These systems and databases support the Company's clinical trials program, which involves carefully planned, uniform treatment regimens administered to a significant group of patients together with the monitoring of outcomes and side effects of these treatments. The clinical trials program allows the Company to develop a rational means of improving future treatment regimens by predicting which patients are most likely to benefit from different treatments.

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

Since 1989, the Company has conducted a clinical trials program pursuant to which carefully planned, uniform treatments administered to a substantial number of patients have been monitored and studied, with the results being collected in a database and utilized to predict outcomes and determine utilization of high dose chemotherapy as a treatment. In addition, the Company has recorded outcomes from over 3,000 cases in which high dose chemotherapy was utilized as a treatment and has developed and continues to refine treatment pathways, which forecast the best outcome with the lowest possible cost. Pursuant to agreements between the Company and the oncologists who supervise their patients' treatment in IMPACT(R) Centers, such oncologists are obligated to record and monitor outcomes, collect information and report such information to the Company.

The Company also provides pharmacy management services for certain medical oncology practices. These services include compounding and dispensing pharmaceuticals for a fee, typically cost plus a percentage.

Oncology Practice Management Services During 1996, the Company adopted a strategy of diversification into physician practice management and since then has consummated affiliations with 12 medical oncology practices, including 43 medical oncologists in Florida and Tennessee. Through these affiliations, the Company believes that it has successfully achieved deep geographic penetration in those markets, believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to management service agreements ("Service Agreements"), the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices.

Pursuant to the Service Agreements, the Company is the sole and exclusive manager and administrator of all day-to-day business functions connected with the medical practice of an affiliated physician group. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. Under the terms of the Service Agreements, the Company (among other things): (i) prepares annual capital and operating budgets; (ii) prepares financial statements; (iii) orders and purchases medical and office inventory and supplies; (iv) bills patients and third party payors as agent for the affiliated practices; (v) maintains accounting, billing, medical, and collection records; (vi) negotiates and administers managed care contracts as an agent for affiliated physicians; (vii) arranges for legal and accounting services related to practice operations;
(viii) recruits, hires and appoints an executive director to manage and administer all of the day-to-day business functions of each practice; and (ix) manages all non-physician professional support and administrative personnel, clerical, secretarial, bookkeeping and collection personnel. The Company seeks to combine the purchasing power of numerous physicians to obtain favorable pricing and terms for equipment, pharmaceuticals and supplies and to obtain favorable contracts with suppliers.

In return for its management services, the Company receives a service fee based on net revenue or net operating income of the practice. Pursuant to each Service Agreement, the physicians and the practice agree not to compete with the Company and the practice. Each Service Agreement has an initial term of 40 years and, after the initial term, will be automatically extended for additional five year terms unless either party delivers written notice to the other party 180 days prior to the expiration of the preceding term. The Service Agreement only provides for terminationmay "for cause". If the Company terminates the Service Agreement for cause, the practice is typically obligated to purchase assets (which typically include intangible assets) and pay liquidated damages, which obligations are guaranteed by individual physician owners of the practice for a period of time. Each Service Agreement provides for the creation of an oversight committee, a majority of the members of which are designated by the practice. The oversight committee is responsible for developing management and administrative policies for the overall operation of each clinic.

In February 1999 the Company announced that it had terminated its Service Agreement with one of the Company's three underperforming net revenue model relationships. Concurrently, the Company established a reserve against the three Service Agreements in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The structure of these contracts has failed over time to align the physician and Company incentives, producing deteriorating returns and/or negative cash flows to the Company. Since this was not a "for cause" termination initiated by the Company the affiliated practice was not responsible for liquidated damages. A separate negotiated settlement was agreed on by the Company and the affiliated practice and the

Company anticipates that the affiliated practice will continue to participate in the Company's IMPACT Center network.

The Company is currently discussing a termination with the second of the three underperforming relationships. The termination will not be deemed "for cause" and a negotiated settlement is expected to be reached in the second quarter of 1999.

Cancer Research Services The Company also utilizes its outcomes database to provide various types of data to pharmaceutical companies regarding the use of their products. The IMPACT(R) Center network and the Company's medical information systems make the Company ideally suited to this process. The Company is currently participating in several projects with leading pharmaceutical manufacturers to furnish data in connection with FDA applications and post-FDA approval marketing studies. Revenue from these contracts helps to underwrite the Company's clinical trials expenses. Such relationships with pharmaceutical companies allow patients and physicians earlier access to drugs and therapies, which guarantee the Company's role as a leader in oncological developments.

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

In addition, the Company is aware of at least three competitors specializing in the management of oncology practices and two other physician management companies that manage at least one oncology practice. Several health care companies with established operating histories and significantly greater resources than the Company are also providing at least some management services to oncologists. There are certain other companies, including hospitals, large group practices, and outpatient care centers, that are expanding their presence in the oncology market and may have access to greater resources than the Company. Furthermore, organizations specializing in home and ambulatory infusion care, radiation therapy, and group practice management compete in the oncology market.

The Company's profitability depends in part on the continued success of its affiliated physician groups. These physician groups face competition from several sources, including sole practitioners, single and multi-specialty groups, hospitals and managed care organizations.

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

Anti-Kickback Law Federal law commonly known as the "Anti-kickback Amendments" prohibits the knowing or willful offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce the referral of patients covered by Federal Reimbursement Programs, or the ordering of items or services reimbursable under those programs. The law also prohibits remuneration that is intended to induce the recommendation of, or furnishing, or the arranging for, the provision of items or services reimbursable under Federal Reimbursement Programs. The law has been broadly interpreted by a number of courts to prohibit remuneration which is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a healthcare provider may be questioned under the Anti-kickback Amendments if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include criminal sanctions and exclusion from the federal healthcare program.

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

REIMBURSEMENT AND COST CONTAINMENT

Approximately 40% of the net revenue of the Company's practice management division and less than 5% percent of the revenue of the Company's IMPACT(R) division are derived from payments made by government sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. In recent years, the federal government has sought to constrain the growth of spending in the Medicare and Medicaid programs. Through the Medicare program, the federal government has implemented a resource-based relative value scale ("RBRVS") payment methodology for physician services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. To date, the implementation of RBRVS has reduced payment rates for certain of the procedures historically provided by physicians who have Service Agreements with the Company. RBRVS-type payment systems have also been adopted by certain private third party payors and may become a predominant payment methodology. A broader implementation of such programs would reduce payments by private third party payors and could indirectly reduce the Company's operating margins to the extent that the cost of providing management services related to such procedures could not be proportionately reduced. To the extent the Company's costs increase, the Company may not be able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in non governmental insurance plans, the Company may not be able to shift cost increases to non governmental payors. The Company expects a reduction from historical levels in per patient Medicare revenue received by certain of the physician groups with which the Company contracts; however, the Company does not believe such reductions would, if implemented, result in a material adverse effect on the Company.

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

EMPLOYEES

As of March 1, 1998, the Company employed approximately 700 persons, approximately 500 of whom were full-time employees. Under the terms of the Service Agreements with the affiliated physician groups, the Company is responsible for the practice compensation and benefits of the groups' non physician medical personnel. No employee of the Company or of any affiliated physician group is a member of a labor union or subject to a collective bargaining agreement. The Company believes that its labor relations are good.

ITEM 2.  PROPERTIES

As of March 1, 1999 the Company leased 35,000 square feet of space at 1805 Moriah Woods Boulevard, in Memphis, Tennessee, where the Company's headquarters are located. The lease expires in 2002. The Company also leases all facilities housing the Company's operating facilities. Management believes that the Company's properties are well maintained and suitable for its business operations. The Company may lease additional space in connection with the development of future treatment facilities or practice affiliations.

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

                                     PART II

ITEM 5.  MARKET INFORMATION AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the symbol "ROIX." As of February 16, 1999 the Company's common stock was held by approximately 1,850 shareholders of record.

The Company has not paid any cash dividends on the common stock since its inception. The Board of Directors does not intend to pay cash dividends on the common stock in the foreseeable future, but intends to retain all earnings, if any, for use in the Company's business.

     Year Ended December 31, 1997                           Year Ended December 31, 1998
---------------------------------------              -----------------------------------------

                           High     Low                                        High        Low
                           ----     ---                                        ----        ---

First Quarter             $10 1/4   $6 3/4           First Quarter            $9 3/4     $6 1/2
Second Quarter            $ 7 1/2   $5 1/2           Second Quarter           $8 15/16   $6 1/8
Third Quarter             $10 9/16  $5 1/4           Third Quarter            $7 5/8     $3 1/4
Fourth Quarter            $11       $7 1/4           Fourth Quarter           $5 1/4     $3 1/2

RECENT SALES OF UNREGISTERED SECURITIES

Securities Issued in Connection with Physician Practice Affiliations

During the Company's 1996 fiscal year, the Company issued shares of its Common Stock, warrants to purchase the Company's Common Stock, and unsecured and subordinated promissory notes ("PIK Notes") payable at the option of holders in shares of Common Stock (collectively, the "Unregistered Securities") in ten separate acquisition transactions pursuant to which the Company acquired the operating assets or stock of ten medical oncology practices from the physician owners ("Physician Owners") thereof or the professional association owned by such Physician Owners ("P.A."). In each case, the Unregistered Securities were issued in exchange for either 100% of the outstanding stock or other equity interests owned by the Physician Owners of the practices or, in one case, certain of the assets of the P.A. The Unregistered Securities were offered and issued to the Physician Owners or, in one instance, the P.A., in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933. Each of the Physician Owners was an accredited investor, as that term is defined in Rule 501 under Regulation D, and each of the Physician Owners was represented by competent transactional counsel. The affiliation transactions and Unregistered Securities issued in connection with the affiliations are as follows:

         In January 1996, the Company issued to Physician Owners a single 9% PIK
Note in the principal amount of $5,959,972 that matures in 2011, with principal and interest payable on an amortized basis. Any payment of principal and interest may be paid, at the option of the holder of the PIK Note, in shares of Common Stock at a conversion price of $14.00 per share.

         In April 1996, the Company issued to Physician Owners 80,000 warrants to purchase Common Stock at a price of $11.75. These warrants expired in connection with the termination of this Service Agreement in February 1999. In addition, the Company issued a 5% PIK Note to a Physician Owner in the principal amount of $150,000 maturing in 1997, payment of which may be made, at the option of the holder, in shares of Common Stock at a conversion price of $11.75 per share. This note was repaid in cash by the Company in 1997.

         In June 1996, the Company issued to a Physician Owner 196,154 shares of Common Stock. In addition, the Company issued to the Physician Owner a $5.1 million 4% PIK Note maturing in December 1998, payment of which may be made, at the option of the holder, in shares of Common Stock at a conversion price of $15.60 per share.

         In July 1996, the Company issued to Physician Owners an aggregate of 117,600 shares of Common Stock.

         In August 1996, the Company issued to Physician Owners 5% PIK Notes in the aggregate principal amount of $1,900,000 maturing August 1, 2001, payment of which may be made, at the option of the holders, in shares of Common Stock at a conversion price of $13.75.

         In October 1996, the Company issued to Physician Owners an aggregate of 326,170 shares of Common Stock. In addition, the Company issued 4% and 5% PIK Notes in the aggregate principal amount of $5,636,625 maturing through 2001, payment of which may be made, at the option of the holders, in shares of Common Stock at conversion prices ranging from $12.73 to $18.00 (approximately $4 million of which has a conversion price of $12.73).

         In November 1996, the Company issued 47,836 shares of Common Stock. In addition, the Company issued to Physician Owners 5.6% PIK Notes in the aggregate principal amount of $772,500, payment of which may be made, at the option of the holders, in shares of Common Stock at a conversion price of $14.20.

Securities Issued to Controlling Shareholder

         In April 1996, the Company issued an unsecured, $10 million convertible note to Seafield Capital Corporation ("Seafield"), who at the time was the Company's controlling shareholder, bearing interest at a rate of prime plus 1%, which after August 1, 1996, became convertible at the election of Seafield into shares of the Company's Common Stock. Proceeds of the loan were used to finance a practice management affiliation. The note was exchanged for 909,090 shares of Common Stock during August 1996.

         In October 1996, the Company obtained a $23.5 million credit facility from Seafield to be used to finance practice affiliations and for working capital. The facility was evidenced by a convertible note payable upon the earlier of the closing of an equity offering, or August 1, 1998. The note provided for interest at a rate of 8% escalating at certain points during the term of the note, was unsecured, and was convertible at the election of Seafield Capital Corporation into shares of the Company's Common Stock at a conversion price equal to the market price of the Common Stock at the date of conversion; provided, however, that after December 31, 1996, the conversion price would be the lower of market or $11.00 per share. In February 1997, the $23.5 million credit facility and accrued interest thereon was converted into 3,020,536 shares of the Company's Common Stock at a rate of $8 per share.

ITEM 6.  SELECTED FINANCIAL DATA
         (in thousands except per share data)

                                                                         Years Ended December 31,
                                                   ---------------------------------------------------------------------
                                                      1998            1997           1996          1995           1994
                                                   ---------        --------       --------       -------       --------
Net revenue                                        $ 128,246        $101,920       $ 67,353       $44,298       $ 38,471

Net earnings (loss)                                  (17,448)          4,202            910         2,314         (2,346)

Net earning (loss) to common stockholders            (17,451)          4,199            907         2,310         (2,349)

Total assets                                         126,753         149,075        142,950        24,765         21,037

Long-term debt and capital lease obligations          33,252          35,443         62,230            15             29

Earnings (loss) per common share:

    Basic                                          $   (1.45)       $   0.36       $   0.11       $  0.33       $  (0.34)
                                                   =========        ========       ========       =======       ========
    Diluted                                        $   (1.45)       $   0.36       $   0.11       $  0.32       $  (0.34)
                                                   =========        ========       ========       =======       ========

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

In 1990 the Company began development of a network of specialized IMPACT(R) Centers to provide complex outpatient chemotherapy services under the direction of practicing oncologists. The majority of the therapies provided at the IMPACT(R) Centers entail the administration of high dose chemotherapy coupled with peripheral blood stem cell support of the patient's immune system. At December 31, 1998, the Company's network consisted of 54 IMPACT(R) Centers, including 33 wholly-owned, 15 managed programs, and 6 owned and operated in joint venture with a host hospital. Prior to January 1997, the Company derived substantially all of its revenues from outpatient cancer treatment services through reimbursements from third party payors on a fee-for-service or discounted fee-for-service basis. During 1997, the Company began concentrating its efforts on contracting on a "global case rate" basis where the Company contracts with the appropriate third-party payor to receive a single payment that covers the patient's entire course of treatment at the center and any necessary in-patient care.

The Company also provides pharmacy management services for certain medical oncology practices. These services include compounding and dispensing pharmaceuticals for a fee, typically cost plus a percentage.

During 1996 the Company executed a strategy of diversification into physician practice management and subsequently affiliated with 43 physicians in 12 medical oncology practices in Florida and Tennessee as of December 31, 1998. Through these affiliations, the Company believes that it has successfully achieved deep geographic penetration in those markets, believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services.

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

Service Agreements utilizing the net operating income model provide for a management fee equal to the sum of a Clinic Expense Portion (see preceding paragraph) plus a percentage (the "Percentage Portion"), ranging from 15% to 40%, of the net operating income of the practice (defined as net revenue minus practice operating expenses). Practice operating expenses do not include Physician Expense. In those practice management relationships utilizing the net operating income model Service Agreement, the Company and the physician group share the risk of expense increases and revenue declines, but likewise share the benefits of expense savings, economies of scale and practice enhancements.

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

In February 1999 the Company announced that it had terminated its service agreement with one of the Company's three underperforming adjusted net revenue model relationships. Concurrently, the Company established a reserve against the three service agreements in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The structure of these contracts has failed over time to align the physician and Company incentives, producing deteriorating returns and/or negative cash flows to the Company. Since this was not a "for cause" termination initiated by the Company the affiliated practice was not responsible for liquidated damages. A separate negotiated settlement was agreed on by the Company and the affiliated practice and the Company anticipates that the affiliated practice will continue to participate in the Company's IMPACT Center network.

The Company is currently discussing a termination with the second of the three underperforming relationships. The termination will not be deemed "for cause" and a negotiated settlement is expected to be reached in the second quarter of 1999.

RESULTS OF OPERATIONS

1998 Compared to 1997

Net revenue increased 26% to $128.2 million for the year ended December 31, 1998, compared to $101.9 million for the year ended December 31, 1997. Practice management service fees from affiliations were $59.5 million in 1998 compared to $46.5 million in 1997 for a 28% increase. Additionally, pharmaceutical sales to physicians increased $8.5 million or 46% from $18.3 million in 1997 to $26.8 million in 1998.

EBITDA (earnings before interest, taxes, depreciation and amortization) decreased $28.6 million or 195% to ($14.0) million for the year ended December 31, 1998 in comparison to $14.6 million for the year ended December 31, 1997. The decrease is primarily due to the reserve for impairment of management service agreements and associated assets of $24.9 million recognized in the fourth quarter of 1998.

Salaries and benefits costs increased $4.4 million, or 21%, from $20.8 million in 1997 to $25.2 million in 1998. The increase is primarily due to the addition of employed physicians and their support personnel in the practice management division and general increases in salaries and benefits. Salaries and benefits expense as a percentage of net revenue was 20% in the years 1998 and 1997.

Supplies and pharmaceuticals expense increased $18.2 million, or 37%, from 1997 to 1998. The increase is primarily related to greater utilization of new chemotherapy agents with higher costs in the practice management division and increased volume in pharmaceutical sales to physicians. Supplies and pharmaceuticals expense as a percentage of net revenue was 52% and 48% for the years ended 1998 and 1997, respectively. The increase as a percentage of net revenue is due to the lower margin associated with the increased pharmaceutical sales to physicians as well as general price increases in pharmaceuticals used in the practice management division.

Other operating expenses increased $2.9 million, or 26%, from $11.0 million in 1997 to $13.9 million in 1998. Other operating expenses consist primarily of medical director fees, purchased services related to global case rate contracts rent expense, and other operational costs. The increase is primarily due to increased volume in the practice management division in 1998.

General and administrative expense increased $3.0 million, or 70%, from $4.3 million in 1997 to $7.3 million in 1998. The increase is primarily due to a consolidation of certain of the Company's business office functions at the Company's headquarters during the year expenses recognized for various aborted mergers and acquisitions during 1998, as well as general corporate expense increases.

Depreciation and amortization increased $.9 million from $4.7 million in 1997 to $5.6 million in 1998. Based on recent guidance from the Securities and Exchange Commission, the Company announced a change in the amortization period of Service Agreements acquired in practice management affiliations to 25 years from 40 years beginning July 1, 1998.

1997 Compared to 1996

Net revenue increased 51% to $101.9 million for the year ended December 31, 1997, compared to $67.4 million for the year ended December 31, 1996. Practice management service fees from affiliations were $46.5 million compared to $19.3 million for a 141% increase. Additionally, pharmaceutical sales to physicians increased $4.8 million or 36% from $13.5 million in 1996 to $18.3 million in 1997.

EBITDA (earnings before interest, taxes, depreciation and amortization) increased $7.6 million or 109% to $14.6 million for the year ended December 31, 1997 in comparison to $7.0 million for the year ended December 31, 1996. The increase is primarily due to the increase in revenues related to the Service Agreements with affiliated physicians. The Company's net earnings, however, reflect significant non-cash expenses related to the amortization of the costs of the Service Agreements.

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

Other operating expenses increased $3.2 million, or 41%, from $7.8 million in 1996 to $11.0 million in 1997. Other operating expenses consist primarily of medical director fees, rent expense, and other operational costs. The increase is primarily due to 1997 being the first full year of operations of the Company's practice management division.

Depreciation and amortization increased $1.2 million from $3.5 million in 1996 to $4.7 million in 1997. The increase is primarily attributable to the first full year of amortization of the Service Agreements purchased in practice management affiliations consummated during 1996.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's working capital was $16.4 million with current assets of $52.2 million and current liabilities of $35.8 million. Cash and cash equivalents represented $1.1 million of the Company's current assets.

Cash provided by operating activities was $2.8 million in 1998 as compared to cash provided by operating activities of $6.6 million in 1997. The decrease in operating cash flow is primarily the result of a lengthening in IMPACT Center receivables collections process due to the Company's strategic increase in the number of global case rate contracts. The Company believes that the delay in collections is a temporary one and has implemented procedures that are expected to expedite the billing and collections process for global case rate contracting.

Cash used in investing activities was $2.7 million and $1.2 million in 1998 and 1997, respectively. Cash used in financing activities was $1.4 million in 1998 and $3.3 million in 1997.

The Company has a $45.0 million Credit Facility, expiring March 31, 1999, to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.125%, depending upon borrowing levels. At December 31, 1998, $37.8 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.04%. The Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. The Company was not in compliance with certain of these covenants at December 31, 1998. The Company has received an extension on the maturity of the Credit Facility until June 30, 1999 and has received a waiver of the covenant violations as of December 31, 1998.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 6.42% and the thirty day LIBOR rate and are settled monthly. As of December 31, 1998, approximately 40% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998.

In March 1999 the Company received a commitment for a $30.0 million Line of Credit which will mature on March 31, 2002 to replace the existing Credit Facility. The Line of Credit will be collateralized by the common stock and assets of the Company and its subsidiaries. The Line of Credit will bear interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Line of Credit. The Company will be subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. The Company is currently in negotiations with respect to the uncommitted portion of the line of credit.

Long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations consumated in 1996. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $13.75 to $17.50. The unpaid principal amount of the long-term notes was $5.5 million at December 31, 1998.

Capital expenditures of $1.7 million for the year ended December 31, 1998 were primarily associated with the expansion of the Company's network of IMPACT(R) Centers and practice management affiliations.

The Company is committed to future minimum lease payments under operating leases of $24.8 million for administrative and operational facilities.

The Company has commitments to lease machinery under 54 month operating leases through 2003. The estimated fair value of the equipment is $1.2 million.

IMPACT OF YEAR 2000

The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, computer programs, computers and embedded microprocessors controlling equipment with date-sensitive systems may recognize Year 2000 as 1900 or not at all. This inability to recognize or properly treat Year 2000 may result in computer system failures or miscalculations of critical financial and operational information as well as failures of equipment controlling date-sensitive microprocessors. In addition, there are two other related issues, which could also lead to miscalculations or failures: (i) some older systems' programming assigns special meaning to certain dates, such as 9/9/99 and (ii) the Year 2000 is a leap year.

The Company started to formulate a plan to address the Year 2000 Issue in the second quarter of 1998. To date the Company's primary focus has been on its own internal information technology systems, including all types of systems in use by the Company in its operations, finance and human resources departments, and to deal with the most critical systems first. The Company has developed a Year 2000 Plan to address all of its Year 2000 issues. The Year 2000 plan involves the following phases: awareness, assessment, renovation, testing and implementation. The Company has completed an assessment of its internal information technology systems and has established a timetable for the renovation phase of the systems. The Company has already completed the renovation of approximately 75% of its information technology systems, including modifying and upgrading software and purchasing new software, and continues to renovate the remaining portions of the systems. The Company's goal is to complete the testing and implementation phases by June 30, 1999, although complications arising from unanticipated acquisitions might cause some delay.

The Company has also begun to assess the potential for Year 2000 problems with the information systems of its payors and vendors. The Company expects to complete the assessment with respect to such parties by April 30, 1999. The Company has been provided an estimated timetable for completion of renovation and testing that such vendors with which the Company has a material relationship will undertake. The Company has estimated the costs that it may incur to remedy the Year 2000 issues relating to such parties at $85,000. The Company's diagnostic imaging equipment used to provide imaging services have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 issues. The Company has assessed the impact on its diagnostic imaging equipment by contacting the vendors of such equipment. The vendors with respect to the majority of the equipment used by the Company have informed the Company that such equipment is Year 2000 compliant.

The Company has made an assessment of the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities and security systems. The Company estimates, on a preliminary basis, that the cost of assessment, renovation, testing and implementation of its internal systems will range from approximately $15,000 to $30,000. The major components of these costs are: consultants, programming new software and hardware, software upgrades and travel expenses. The company expects that such costs will be funded through operating cash flows. This estimate, based on currently available information, will be updated as the Company proceeds with renovation, testing and implementation, and may be adjusted upon receipt of more information from the Company's vendors and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and unanticipated acquisitions might materially affect the estimated costs. The effects of the aforementioned costs have had no material impact on the Company's progress as it relates to other information system projects and implementation.

The Company's Year 2000 issue involves significant risks. There can be no assurance that the Company will succeed in implementing the Year 2000 Plan it is developing. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties. If the Company's renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems, including delays, may be incurred in billing the Company's major customers (Medicare, HMO's or private insurance carriers) for services performed. If its major customers' systems do not become Year 2000 compliant on a timely basis, the company will have problems and incur delays in receiving and processing correct reimbursements. If the computer systems of third parties (including hospitals) with which the Company's systems exchange data do not become Year 2000 compliant both on a timely basis and in a manner compatible with continued data exchange with the Company's systems, significant problems may be incurred in billing and reimbursement. If the systems on the diagnostic imaging equipment utilized by the Company are not Year 2000 compliant, the Company may not be able to provide imaging services to patients. If the Company's vendors or suppliers of the Company's necessary supplies and power, telecommunications and financial services fail to provide the Company with services, the Company will be unable to provide services to its customers. If any of these uncertainties were to occur, the Company's business, financial condition and results of operations would be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

The Company is establishing a contingency plan to address unavoidable Year 2000 risks with internal information technology systems and with customers, vendors and other third parties; and expects to create such a plan by June 30, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates obtainable on its Credit Facility. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings by selecting interest periods for traunches of the Credit Facility that are more favorable to the Company based on the current market interest rates. The Company has the option of fixing current interest rates for interest periods of 1, 2, 3, 6 or 12 months.

The Company is also a party to a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 6.42% and the thirty day LIBOR rate and are settled monthly. As of December 31, 1998, approximately 40% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998. The Company does not enter into derivative or interest rate transactions for speculative purposes.

At December 31, 1998, $37.8 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.04%. The Company does not have any other material market-sensitive financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is submitted in a separate section of this report (see pages 22 through 39).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the sections entitled "Executive Officers" and "Nominees for Election as Directors" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 10, 1999.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 10, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners, Directors and Management" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 10, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 10, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report

(A)(3) LISTING OF EXHIBITS

2(a) Stock Purchase Agreement between the Registrant and stockholders of Oncology Hematology Group of South Florida (filed as Exhibit 10(m) to Registrant's Form 8-K filed January 17, 1996 (File No. 0-15416) and incorporated herein by reference)
2(b) Purchase and Sale Agreement between the Registrant, Knoxville Hematology Oncology Associates and Partners of Knoxville Hematology Oncology Associates (filed as Exhibit 10(q) to Registrant's Form 8-K filed April 15, 1996 (File No. 0-15416) and incorporated herein by reference)
2(c) Stock Purchase Agreement between the Registrant and stockholders of Jeffrey L. Paonessa, M.D., P.A. (filed as Exhibit 10(s) to Registrant's Form 8-K filed July 5, 1996 (File No. 0-15416) and incorporated herein by reference)
2(d) Stock Purchase Agreement between the Registrant and stockholders of Southeast Florida Hematology Oncology Group, P.A. (filed as Exhibit 2(d) to Registrant's Form 8-K filed July 15, 1996 (File No. 0-15416) and incorporated herein by reference)
2(e) Asset Purchase Agreement by and among the Registrant, stockholders of The Center for Hematology-Oncology, P.A. and the Registrant's Form 8-K filed October 21, 1996 (File No. 1-09922) and incorporated herein by reference

2(f) Stock Purchase Agreement by and among the Registrant, stockholders of Hematology Oncology Associates of the Treasure Coast, P.A., and Hematology Oncology Associates of the Treasure Coast, P.A. (filed as
         Exhibit 10(z) to the Registrant's Form 8-K filed November 5, 1996 (File No 1-09922) and incorporated herein by reference)
3(a)     Charter (1)
3(b)     Bylaws (2)
4        Trust Indenture, Deed of Trust and Security Agreement dated April 3,
         1990 (3)
10(a)    Registrant's 1985 Stock Option Plan, as amended (4)
10(b)*   Registrant's 1990 Non-Qualified Stock Option Plan, as amended** (6)(8)
10(c)* Employment agreement between the Registrant and William H. West, M.D. dated January 1, 1995*
10(d)* Employment agreement between the Registrant and Joseph T. Clark dated July 1, 1995**(7)
10(e) Service Agreement between the Registrant and stockholders of Oncology Hematology Group of South Florida (filed as Exhibit 10(n) to Registrant's Form 8-K filed January 17, 1996 (File No. 0-15416) and incorporated herein by reference)
10(f)** Amendment to 1990 Registrant's Non-Qualified Stock Option Plan adopted April 20, 1995 (7)
10(g) Service Agreement between the Registrant and stockholders of Jeffrey L. Paonessa, M.D., P.A. (filed as Exhibit 10(t) to Registrant's Form 8-K filed July 5, 1996 (File No. 0-15416) and incorporated herein by reference)
10(h) Service Agreement between the Registrant and stockholders of Southeast Florida Hematology Oncology Group, P.A. (filed as Exhibit 10(u) to Registrant's Form 8-K filed July 15, 1996 (File No 0-15416) and incorporated herein by reference)
10(i)** Amendment No. 3 to 1990 Registrant's Non-qualified Stock Option Plan adopted December 16, 1995 (8)
10(j) Service Agreement between the Registrant, Rosenberg & Kalman, M.D., P.A., and stockholders of R&K, M.D., P.A. (filed as Exhibit 10(x) to Registrant's Form 8-K filed September 18, 1996 (File No. 1-09922) and incorporated herein by reference)
10(k) Loan Agreement dated April 21, 1997 between Registrant, NationsBank of Tennessee, N.A., AmSouth Bank of Tennessee and Union Planters National Bank (10)
10(l)    Registrant's 1996 Stock Incentive Plan(9)
10(m) Second amendment to First Amended and Restated Loan Agreement dated March 31, 1999 between Registrant, NationsBank of Tennessee, N.A., Amsouth Bank of Tennessee and Union Planters National Bank
10(n) First Amendment to Revolving Credit Note dated March 31, 1999 between Registrant, NationsBank of Tennessee, N.A., AmSouth Bank of Tennessee and Union Planters National Bank
11       Statement regarding Computation of Per Share Earnings
13 Annual Report to Shareholders for the year ended December 31, 1997 -- to be filed
23       Consent of Independent Auditors
27       Financial Data Schedule
99(a) Definitive Proxy Statement for Annual Meeting of Shareholders to be held June 11, 1998 -- to be filed

----------

* These documents may be obtained by stockholders of Registrant upon written request to: Response Oncology, Inc., 1775 Moriah Woods Blvd., Memphis, Tennessee 38117
**       Management Compensatory Plan
(1)      Incorporated by reference to the Registrant's 1989 10-K, dated July 31,
         1989
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933 (File No. 33-5016) effective April 21, 1986

 (3) Incorporated by reference in the initial filing of the Registrants' 1990 10-K, dated July 18, 1990, filed July 20, 1990 and amended on September 19, 1990
 (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-21333) effective April 26, 1988
 (5)     Incorporated by reference to the Registrant's 1991 10-K, dated July 26,
         1991
 (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-45616) effective February 11, 1992
 (7)     Incorporated by reference to the Registrant's 1995 10-K, dated March
         29, 1996
 (8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 333-14371) effective October 11, 1996
 (9) Incorporated by reference to the Registrant's Statement on Form S-8 under the Securities Act of 1933 (File No. 333-28973) effective June 11, 1997
(10)     Incorporated by reference to the Registrant's 1997 10-K dated March
         31, 1997

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

RESPONSE ONCOLOGY, INC.

                                           By: /s/ Joseph T. Clark
                                               ---------------------------------
                                               Joseph T. Clark
                                               President, Chief Executive
                                               Officer, and  Director

                                               Date: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   By:  /s/ Frank M. Bumstead               By: /s/ Dena L. Mullen
       --------------------------------         --------------------------------
       Frank M. Bumstead                        Dena L. Mullen
       Vice-Chairman of the Board               Director of Finance

       Date: March 31, 1999                     Date: March 31, 1999

   By: /s/ Joseph T. Clark                  By: /s/ James R. Seward
       --------------------------------         --------------------------------
       Joseph T. Clark                          James R. Seward
       President, Chief Executive               Director
       Officer, and Director

       Date: March 31, 1999                     Date: March 31, 1999

   By: /s/ Mary E. Clements                 By: /s/  Peter A. Stark
       --------------------------------         --------------------------------
       Mary E. Clements                         Peter A. Stark
       Chief Financial Officer                  Controller

       Date: March 31, 1999                     Date: March 31, 1999

   By: /s/  P. Anthony Jacobs               By: /s/ William H. West, M.D.
       --------------------------------         --------------------------------
       P. Anthony Jacobs                        William H. West, M.D.
       Director                                 Chairman of the Board

       Date: March 31, 1999                     Date: March 31, 1999

Independent Auditors' Report
The Board of Directors
Response Oncology, Inc.:

We have audited the accompanying consolidated balance sheets of Response Oncology, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Oncology, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

Memphis, Tennessee
March 23, 1999

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands except for share data)

                                                                                              December 31,
                                                                                      --------------------------
ASSETS                                                                                  1998             1997
                                                                                      ---------        ---------
CURRENT ASSETS
    Cash and cash equivalents                                                         $   1,083        $   2,425
    Accounts receivable, less allowance for doubtful accounts
         of $2,772 and $3,130                                                            22,844           16,910
    Supplies and pharmaceuticals                                                          3,406            2,772
    Prepaid expenses and other current assets                                             6,276            4,219
    Due from affiliated physician groups                                                 18,630           14,823
                                                                                      ---------        ---------
         TOTAL CURRENT  ASSETS                                                           52,239           41,149

    Property and equipment, net                                                           5,273            3,555

    Deferred charges, less accumulated amortization of $496 and $513                         50              386
    Management service agreements, less accumulated amortization of $5,160
           and $4,016                                                                    68,087          103,054
    Other assets                                                                          1,104              931
                                                                                      ---------        ---------
         TOTAL ASSETS                                                                 $ 126,753        $ 149,075
                                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                  $  16,528        $   9,751
    Accrued expenses and other liabilities                                                7,350            4,370
    Current portion of notes payable                                                     11,107            8,537
    Current portion of capital lease obligations                                            357               45
      Deferred income taxes                                                                 473               --
                                                                                      ---------        ---------
         TOTAL CURRENT LIABILITIES                                                       35,815           22,703

    Capital lease obligations, less current portion                                         962               44
    Notes payable, less current portion                                                  32,290           35,399
    Deferred income taxes                                                                 7,295           23,544
    Minority interest                                                                       981            1,037

STOCKHOLDERS' EQUITY
    Series A convertible preferred stock, $1.00 par value (aggregate involuntary liquidation preference $266), authorized 3,000,000
         shares; issued and outstanding 26,631 and 27,233 shares, respectively               27               27
    Common stock, $.01 par value, authorized 30,000,000 shares; issued and
          outstanding  12,049,331 and 11,972,358 shares, respectively                       120              120
    Paid-in capital                                                                     101,912          101,402
    Accumulated deficit                                                                 (52,649)         (35,201)
                                                                                      ---------        ---------
                                                                                         49,410           66,348
                                                                                      ---------        ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 126,753        $ 149,075
                                                                                      =========        =========

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except for share data)

                                                                      Years Ended December 31,
                                                       ---------------------------------------------------
                                                            1998               1997               1996
                                                       ------------        ------------        -----------
NET REVENUE                                            $    128,246        $    101,920        $    67,353

COSTS AND EXPENSES
     Salaries and benefits                                   25,227              20,828             16,288
     Pharmaceuticals and supplies                            67,290              49,132             29,929
     Other operating costs                                   13,887              10,955              7,806
     General and administrative                               7,315               4,278              4,394
     Depreciation and amortization                            5,579               4,704              3,485
     Interest                                                 2,946               3,125              2,574
     Provision for doubtful accounts                          2,947               1,529              1,594
     Impairment of management service agreements
       and associated assets                                 24,877               - - -              - - -
                                                       ------------        ------------        -----------
                                                            150,068              94,551             66,070
                                                       ------------        ------------        -----------

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY            (21,822)              7,369              1,283
INTEREST
     Minority owners' share of net earnings                    (749)               (591)              (373)
                                                       ------------        ------------        -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                         (22,571)              6,778                910
     Income tax provision (benefit)                          (5,123)              2,576              - - -
                                                       ------------        ------------        -----------
NET EARNINGS (LOSS)                                         (17,448)              4,202                910
Common stock dividend to preferred stockholders                  (3)                 (3)                (3)
                                                       ------------        ------------        -----------
NET EARNINGS (LOSS) TO COMMON STOCKHOLDERS             $    (17,451)       $      4,199        $       907
                                                       ============        ============        ===========
EARNINGS (LOSS) PER COMMON SHARE:
     Basic                                             $      (1.45)       $       0.36        $      0.11
                                                       ============        ============        ===========
     Diluted                                           $      (1.45)       $       0.36        $      0.11
                                                       ============        ============        ===========
Weighted average number of common shares:
     Basic                                               12,039,480          11,505,775          7,941,888
                                                       ============        ============        ===========
     Diluted                                             12,039,480          11,662,157          8,245,782
                                                       ============        ============        ===========


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands except for share data)

                                              Series A Convertible
                                                 Preferred Stock        Common Stock
                                               ------------------   ----------------------
                                                        Par Value                Par Value                               Total
                                                        $1.00 Per                 $.01 Per   Paid-In    Accumulated   Stockholders'
                                               Shares     Share       Shares        Share    Capital      Deficit        Equity
                                               ------     -----     ----------     -----     --------     --------      --------
Balances at December 31, 1995                  27,833        28      7,371,589        74       60,054      (40,313)       19,843
    Net earnings                                                                                               910           910
    Exercise of common stock options                                    26,000                    275                        275
    Conversion of preferred stock                (600)       (1)           109                      1
    Common stock issued in connection
      with practice affiliations                                       639,924         6        6,583                      6,589
    Conversion of note payable to parent                               909,090         9        9,991                     10,000
    Dividend on preferred stock                                            306
    Warrants issued in connection
      with practice affiliations                                                                  550                        550
                                               ------     -----     ----------     -----     --------     --------      --------
Balances at December 31, 1996                  27,233        27      8,947,018        89       77,454      (39,403)       38,167
    Net earnings                                                                                             4,202         4,202
    Exercise of common stock options                                     4,498         1           26                         27
    Conversion of note payable to parent                             3,020,536        30       23,922                     23,952
    Dividend on preferred stock                                            306
                                               ------     -----     ----------     -----     --------     --------      --------
Balances at December 31, 1997                  27,233     $  27     11,972,358     $ 120     $101,402     $(35,201)     $ 66,348
    Net loss                                                                                               (17,448)      (17,448)
    Exercise of common stock options                                    54,164                    320                        320
    Common stock issued in connection with
      practice affiliations                                             22,406                    190                        190
    Conversion of preferred stock                (602)                     110
    Dividend on preferred stock                                            293
                                               ------     -----     ----------     -----     --------     --------      --------
Balances at December 31, 1998                  26,631     $  27     12,049,331     $ 120     $101,912     $(52,649)     $ 49,410
                                               ======     =====     ==========     =====     ========     ========      ========

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                                            Years Ended December 31,
                                                                                     -------------------------------------
                                                                                       1998          1997          1996
                                                                                     --------      --------      ---------
OPERATING ACTIVITIES
    Net earnings (loss)                                                              $(17,448)     $  4,202      $     910
    Adjustments to reconcile net earnings (loss) to net cash
          provided by (used in) operating activities:
      Depreciation and amortization                                                     5,579         4,704          3,485
      Impairment of management service agreements and associated                       24,877         - - -          - - -
         assets
      Deferred income taxes                                                            (5,800)        - - -          - - -
      Provision for doubtful accounts                                                   2,947         1,529          1,594
      Minority owners' share of net earnings                                              749           591            373
      Changes in operating assets and liabilities net of effect of acquisitions:
         Accounts receivable                                                           (8,881)       (4,141)        (1,956)
         Supplies and  pharmaceuticals,  prepaid expenses and other
             current assets                                                            (2,624)       (2,408)        (1,332)
         Deferred charges and other assets                                               (175)         (970)          (176)
         Due from affiliated physician groups                                          (4,955)       (3,783)        (6,846)
         Accounts payable and accrued expenses                                          8,512         6,849            225
                                                                                     --------      --------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     2,781         6,573         (3,723)
                                                                                     --------      --------      ---------
INVESTING ACTIVITIES
    Purchase of equipment                                                              (1,702)         (978)        (1,034)
    Sale of short-term investments                                                      - - -         - - -            362
    Investment in joint venture                                                         - - -            73          - - -
    Acquisition of non-medical assets of affiliated physician groups                   (1,011)         (332)       (52,683)
                                                                                     --------      --------      ---------
NET CASH USED IN INVESTING ACTIVITIES                                                  (2,713)       (1,237)       (53,355)
                                                                                     --------      --------      ---------
FINANCING ACTIVITIES
    Bank overdraft                                                                      - - -         - - -            491
    Financing costs incurred                                                            - - -          (388)          (324)
    Proceeds from exercise of stock options and warrants                                  320            27            275
    Distributions to joint venture partners                                              (805)        - - -          - - -
    Proceeds from notes payable                                                         - - -        12,724         27,312
    Principal payments on notes payable                                                (8,907)      (16,623)        (6,895)
    Net proceeds from credit facility                                                   8,191         - - -          - - -
    Proceeds from note payable to parent                                                - - -         1,006         32,494
    Principal payments on capital lease obligations                                      (209)          (72)           (65)
                                                                                     --------      --------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (1,410)       (3,326)        53,288
                                                                                     --------      --------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (1,342)        2,010         (3,790)
    Cash and cash equivalents at beginning of period                                    2,425           415          4,205
                                                                                     --------      --------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  1,083      $  2,425      $     415
                                                                                     ========      ========      =========

                                                                      Continued:

                                                                                            Years Ended December 31,
                                                                                     -------------------------------------
                                                                                       1998          1997          1996
                                                                                     --------      --------      ---------
Supplemental schedule of noncash investing and financing
activities
    Effect of practice affiliations:
      Intangible assets                                                              $  1,040      $    281      $ 103,308
      Property and equipment                                                               20            42          2,474
      Acquired accounts receivable, net                                                   139            29          6,430
      Other assets                                                                         --            22          4,643
                                                                                     --------      --------      ---------
      Total assets acquired, net of cash                                                1,199           374        116,855
                                                                                     --------      --------      ---------
      Liabilities assumed                                                                  --           (42)       (29,926)
      Issuance of notes payable                                                            --            --        (27,107)
      Issuance of common stock                                                           (188)           --         (7,139)
                                                                                     --------      --------      ---------
      Payments for practice affiliations operating assets                            $  1,011      $    332      $  52,683
                                                                                     ========      ========      =========
Cash paid for interest                                                               $  3,010      $  3,408      $   1,642
                                                                                     ========      ========      =========
Cash paid for income taxes                                                           $  2,202      $  1,821             --
                                                                                     ========      ========      =========

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998

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

Prior to July 25, 1997, the Company was a subsidiary of Seafield Capital Corporation ("Seafield"). On July 1, 1997, Seafield's Board of Directors declared a dividend to its shareholders of record on July 11, 1997 of all shares of common stock of the Company owned by Seafield. On July 25, 1997, 1.2447625 shares of the Company's common stock were distributed for each share of Seafield common stock outstanding. The Seafield shareholders paid no consideration for any shares of the Company's stock received in the distribution.

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

Accounts Receivable: Accounts receivable primarily consists of receivables from patients, insurers, government programs and other third-party payors for medical services provided. Such amounts are reduced by an allowance for contractual adjustments and other uncollectible amounts. Contractual adjustments result from the differences between the amounts charged for services performed and the amounts allowed by the Medicare and Medicaid programs and other public and private insurers.

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

Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives which range from three to ten years.

Equipment under capital lease obligations is amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the equipment. Such amortization is included in depreciation and amortization in the consolidated financial statements.

Management Service Agreements: Costs of obtaining Service Agreements were created by the excess of the purchase price over the fair value of net assets of acquired practices. The Service Agreements are noncancelable except for performance defaults, as defined. In the event a practice breaches the agreement, or if the Company terminates with cause, the practice is required to purchase all tangible assets at fair market value and pay substantial liquidating damages.

At each reporting period, the Company reviews the carrying value of Service Agreements on a practice-by-practice basis to determine if facts and circumstances exist which would suggest that the value of the Service Agreements may be impaired or that the amortization period needs to be modified. Among the factors considered by the Company in making the evaluation are changes in the practices' market position, reputation, profitability and geographical penetration. Using these factors, if circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows before interest charges of the specific practice and determine if the Service Agreements are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying value of intangible assets to fair value. Certain Service Agreements were determined to be impaired during 1998, as more fully discussed in note C.

Based on recent guidance from the Securities and Exchange Commission, the Company announced a change in the amortization period of Service Agreements acquired in practice management affiliations to 25 years from 40 years beginning July 1, 1998. The Company estimates that the change in the amortization period will result in additional annual amortization expense of approximately $1,200,000 in subsequent years exclusive of the amortization expense associated with the three impaired Service Agreements discussed in Note C.

Deferred Charges: Deferred charges includes costs capitalized in connection with obtaining long-term financing and are being amortized using the interest method over the terms of the related debt.

Net Revenue: The following table is a summary of net revenue by source for the respective years ended December 31. Net patient service revenue is recorded net of contractual allowances and discounts of $6,043,000, $6,253,000 and $4,898,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's revenue from practice management affiliations includes reimbursement of practice operating expenses (other than amounts retained by physicians) and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or net operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

Pharmaceutical sales to physician revenue is recorded based upon the Company's contract with physician groups to manage the pharmacy component of the groups' practice. Revenue recorded for these contracts represents the cost of pharmaceuticals plus a percentage fee.

                                                 Years Ended December 31,
                                                      (In thousands)
                                            ---------------------------------
                                              1998         1997        1996
                                            --------     --------     -------
     Net patient service revenue            $ 37,957     $ 34,249     $33,423
     Practice management service fees         59,527       46,476      19,292
     Pharmaceutical sales to physicians       26,849       18,302      13,531
     Clinical research revenue                 3,913        2,893       1,107
                                            --------     --------     -------
                                            $128,246     $101,920     $67,353
                                            ========     ========     =======

Income Taxes: The asset and liability method is used whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings (Loss) Per Common Share: Earnings (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period, plus (in periods in which they have a dilutive effect) common stock equivalents, primarily stock options and warrants.

Fair Value of Financial Instruments: The carrying amounts of all asset and liability financial instruments approximate their estimated fair values at December 31, 1998 and 1997. Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

RECLASSIFICATIONS -

Certain Reclassifications have been made in the 1997 and 1996 financial statements to conform with the 1998 presentation.

NOTE C - IMPAIRMENT OF MANAGEMENT SERVICE AGREEMENTS AND ASSOCIATED ASSETS

The Company recognized a pretax impairment charge during the fourth quarter of 1998, based on the criteria described in Note B, totaling $24,877,000. This charge was principally related to the poor performance of three specific Physician Practice Management Service Agreements as further described below. Of the total charge, $22,482,000 related to the impairment of Service Agreement assets and $2,395,000 related to the write-off of certain net tangible assets associated with the individual physician practices.

Certain significant economic issues, especially the introduction of new and more costly cancer drugs and the Company's related inability to convert the subject physician practices to a more equitable revenue sharing model, began to materially and negatively impact these practices during 1998. The subject practices have continued to evidence these adverse operating conditions subsequent to year-end. Practice operating losses and other factors led the Company to evaluate the recoverability of related Service Agreement and other assets. This evaluation and the factors described in the following paragraph led to the recognition of impairment charges in the accompanying 1998 financial statements, which included the complete write-off of the subject Service Agreement assets.

Given the results of the evaluation described above, the Company has been actively negotiating with the subject physician practices, principally regarding potential exit strategies and/or Service Agreement modifications. On February 1, 1999, the Company executed a termination agreement with one of the three physician practices. The terms of the agreement provide for the termination of the Service Agreement and for the Company to return certain net tangible assets to the physician practice. The Company believes that the ultimate terms of any potential termination agreements related to other impaired Service Agreements will parallel, in all material respects, the terms of the executed termination agreement.

NOTE D--PROPERTY AND EQUIPMENT

Balances of major classes of property and equipment at December 31, 1998 and 1997 are as follows: (In thousands)

                                                            1998               1997
                                                          -------            -------
Lab and pharmacy equipment                                $ 5,329            $ 4,984
Furniture and office equipment                              5,318              4,482
Equipment under capital leases                              2,827              1,342
Leasehold improvements                                      2,949              2,474
                                                          -------            -------
                                                           16,423             13,282
Less accumulated depreciation and amortization             11,150              9,727
                                                          =======            =======
                                                          $ 5,273            $ 3,555
                                                          =======            =======

NOTE E--NOTES PAYABLE

Notes payable at December 31, 1998 and 1997, consist of the following:
(In thousands)

                                                                                   1998               1997
                                                                                 -------            -------
Credit Facility                                                                  $37,777            $29,586
Various subordinated notes payable to affiliated physicians and physician practices, bearing interest ranging from 4% to 9%,
    with maturity dates through 2003                                               5,478             14,180
Other notes payable collateralized by furniture and equipment with interest rates between 8% and 10% payable in monthly installments
    of principal and interest through 2005                                           142                170
                                                                                 -------            -------
Total notes payable                                                               43,397             43,936
Less current portion                                                              11,107              8,537
                                                                                 =======            =======
                                                                                 $32,290            $35,399
                                                                                 =======            =======

The Company has a $45.0 million Credit Facility, expiring March 31, 1999, to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.125%, depending upon borrowing levels. At December 31, 1998, $37.8 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.04%. The Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. The Company was not in compliance with certain of these covenants at December 31, 1998. The Company has received an extension on the maturity of the Credit Facility until June 30, 1999 and has received a waiver of the covenant violations as of December 31, 1998.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 6.42% and the thirty day LIBOR rate and are settled monthly. As of December 31, 1998, approximately 40% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in March 1999 and is cancelable at the lender's option after July 1998.

In March 1999 the Company received a commitment for a $30.0 million Line of Credit which will mature on March 31, 2002 to replace the existing Credit Facility. The Line of Credit will be collateralized by the common stock and assets of the Company and its subsidiaries. The Line of Credit will bear interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Line of Credit. The Company will be subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. The Company is currently in negotiations with respect to the uncommitted portion of the line of credit.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.50 to $17.00.

The aggregate maturities of long-term debt at December 31, 1998 are as follows:
(In thousands)

                  1999                               $11,107
                  2000                                   976
                  2001                                   898
                  2002                                30,179
                  2003                                   203
                  Thereafter                              34
                                                     -------
                                                     $43,397
                                                    =========

NOTE F -- LEASES

The Company leases certain office facilities and equipment under lease agreements with original terms ranging from one to forty years that generally provide for one or more renewal options.

Interest has been imputed on capital leases at rates of 6% to 12%. Accumulated amortization of assets recorded under capital leases totaled $1,595,000 and $1,440,000 at December 31, 1998 and 1997, respectively. Amortization of leased assets is included in depreciation and amortization expense.

Total rental expense under operating leases amounted to $3,527,000, $2,619,000 and $2,361,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company is generally obligated to the lessors for its proportionate share of operating expenses of the leased premises. At December 31, 1998, future minimum lease payments under capital and operating leases with initial terms of one year or more are as follows:

                                                           Capital Leases         Operating Leases
                                                           --------------         ----------------
Year ending December 31:

                                  1999                        $  444                  $ 3,042
                                  2000                           361                    2,321
                                  2001                           342                    1,978
                                  2002                           313                    1,594
                                  2003                            62                    1,330
                                  Thereafter                      --                   14,507
                                                              ------                  -------
Total minimum payments                                         1,522                  $24,772
                                                              ------                  -------
        Less imputed interest                                    203
                                                              ------
Present value of minimum rental payments                       1,319
Less current portion                                             357
                                                              ------
Capital lease obligations
        Less current portion                                  $  962
                                                              ======

NOTE G --- INCOME TAXES

The actual tax expense for the years ended December 31, 1998, 1997, and 1996, respectively, differs from the expected tax expense or benefit for those years (computed by applying the federal corporate tax rate of 34% to earnings or loss before income taxes as follows (in thousands):

                                                       1998           1997        1996
                                                      -------        ------       -----
Computed expected tax expense (benefit)               $(7,674)       $2,304       $ 309
Non-deductible expenses                                 1,206            23          14
Utilization of net operating loss carryforwards            --            12        (323)
State tax expense                                        (893)          237          --
Valuation allowance                                     2,238            --          --
                                                      -------        ------       -----
Actual income tax expense (benefit)                   $(5,123)       $2,576       $   0
                                                      =======        ======       =====

The components of the actual expense for the years ended 1998, 1997 and 1996 are as follows (in thousands):

                                                       1998           1997        1996
                                                      -------        ------       -----
Federal current tax expense                           $   545        $1,334          --
State current tax expense                                 132           245          --
Deferred federal tax expense (benefit)                 (4,885)          883          --
Deferred state tax expense (benefit)                     (915)          105          --
                                                      -------        ------       -----
                                                      $(5,123)       $2,576       $   0
                                                      =======        ======       =====

The approximate tax effects of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                       1998           1997        1996
                                                      -------        ------       -----
    Deferred tax assets:
       Net operating loss carryforwards               $ 1,317        $1,497     $ 1,678
       Reserve for bad debts                             (473)           --         674
       Excess book depreciation/amortization            1,093         1,035         665
       Partnership basis differences                       --            --         204
       Excess book expense accruals                        --            46          46
       Other                                               --            40          --
          Impairment of management
            service agreements and associated assets    7,401            --          --
                                                      -------       -------     -------
    Total deferred assets                               9,338         2,618       3,267
    Valuation allowance                                (2,238)           --          --
                                                      -------       -------     -------
    Net deferred tax assets                           $ 7,100       $ 2,618     $ 3,267
      Deferred tax liability:
       Management service agreements                  $14,868       $26,172     $25,127
                                                      -------       -------     -------
    Net deferred tax liability                        $ 7,768       $23,544     $21,860
                                                      =======       =======     =======

The deferred tax liability of ($7,768,000) is calculated by applying the applicable expected tax rate of 38% to the future taxable amounts resulting from the taxable temporary differences between the assigned value of identifiable net assets (Service Agreements) and their tax basis. A portion of the increase in the deferred tax liability ($696,000) is the result of purchase price adjustments in Service Agreements purchased in 1996.

The valuation allowance for the deferred tax assets as of December 31, 1998 is $2,238,000. Management believes that a valuation allowance is necessary with respect to the impairment of physician practices. This is due to the nature (capital) of a loss currently attributed to one of the three practices. There was no valuation allowance for December 31, 1997 and 1996. Thus, the net change in the total valuation allowance for the year ended December 31, 1998, was an increase of $2,238,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, income taxes paid in prior years eligible to be offset by net operating loss carrybacks, and tax planning strategies in making this assessment. Taxable income for the years ended December 31, 1998, 1997, and 1996, was $1,604,000, $3,962,000, and $0, respectively. In order to fully realize the deferred tax asset, the Company will need to generate future ordinary taxable income of $13,118,000 (after considering taxable income in previous years available for carryback) and future capital gain income of $5,889,000. Based upon the level of historical ordinary taxable income, management believes it is more likely than not the Company will realize the benefits of ordinary deductible differences. However, based upon the historical level of capital gain taxable income, management believes that it is not more likely than not the Company will realize the entire deferred tax asset related to the impaired physician practices.

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

As of December 31, 1998, the Company had available tax net operating loss carryforwards totaling $3,471,000, all of which is subject to certain annual limitations discussed above. The use of net operating loss carryforwards, for income tax purposes, is also dependent upon future taxable income.

NOTE H -- COMMON STOCK, CONVERTIBLE PREFERRED STOCK, WARRANTS, AND OPTIONS

Common Stock: The $10 million note payable to Seafield was exchanged for 909,090 shares of common stock during August 1996. At December 31, 1996, Seafield's ownership interest in the Company was approximately 56%. On February 26, 1997, the $23.5 million note payable to Seafield and accrued interest thereon was converted into 3,020,536 shares of the Company's common stock at a rate of $8 per share. The conversion increased Seafield's ownership as of February 26, 1997 to 67%.

The Company also has reserved 2,572,400 shares of its common stock for issuance upon the exercise of options (2,235,000), the conversion of Convertible Preferred Stock (4,900), and the exercise of warrants or conversion of debt issued in the practice affiliations consummated during 1996 (332,500).

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

During the years ended December 31, 1998 and 1996, 602 and 600 shares of Series A Convertible Preferred Stock were converted into 110 and 109 shares of common stock, respectively. As of December 31, 1998, 26,631 Convertible Preferred Stock shares remain outstanding.

In December 1998, 1997, and 1996, the Board of Directors approved a common stock dividend of 293, 306 and 306 shares to the holders of the Series A Convertible Preferred Stock of record as of December 15, 1998, 1997, and 1996, respectively, that was paid January 1999, 1998, and 1997, respectively. The market value of the common stock distributed was $3,000 at each period. The dividends have been reflected in the "Statement of Operations," and the weighted average number of common shares in the determination of net earnings (loss) to common stockholders and the earnings (loss) per common share calculations. The par value of the common stock distributed was charged to paid-in capital.

Options: The 1985 Stock Option Plan (the "1985 Plan"), as amended in fiscal year 1988, allows for granting of incentive stock options, non qualified stock options, and stock appreciation rights for up to 122,000 shares of common stock to eligible officers and key employees of the Company at an exercise price of not less than the fair market value of the common stock on the date of grant for an incentive stock option and not less than 85% of the fair market value of the common stock on the date of grant for a non qualified stock option. The 1985 Plan expired in 1995; no additional shares are available for grant.

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

A summary status of the 1985 Plan as of December 31, 1998, 1997, and 1996 and changes during the years then ended is presented below:

                                              1998                     1997                     1996
                                     ---------------------    ----------------------    ---------------------
                                                  Weighted                  Weighted                 Weighted
                                                   Average                   Average                  Average
                                       Number     Exercise      Number      Exercise     Number      Exercise
        Fixed Options                of shares      Price     of shares       Price     of shares      Price
        -------------                ---------      -----     ---------       -----     ---------      -----
Outstanding at beginning of year      61,203      $   3.81      71,100      $   5.76      74,200      $   5.79
Exercised                             (1,000)         1.88        (300)         3.12      (2,700)         5.76
Forfeited                                 --            --      (9,597)        17.12        (400)        11.88
                                     -------                   -------                   -------
Outstanding at end of year            60,203          3.85      61,203          3.81      71,100          5.76
                                     =======                   =======                   =======
Options exercisable end of year       60,006                    60,485                    66,060
                                     =======                   =======                   =======

A summary status of the 1990 Plan as of December 31, 1998, 1997, and 1996 and changes during the years then ended is presented below:

                                              1998                     1997                     1996
                                     ---------------------    ----------------------    ---------------------
                                                  Weighted                  Weighted                 Weighted
                                                   Average                   Average                  Average
                                       Number     Exercise      Number      Exercise     Number      Exercise
        Fixed Options                of shares      Price     of shares       Price     of shares      Price
        -------------                ---------      -----     ---------       -----     ---------      -----
Outstanding at beginning of year     810,034      $   6.75   1,053,150    $   11.24      933,440      $  11.02
Granted                               54,500          6.75     658,779         6.44      172,000         12.50
Exercised                            (47,103)         6.00        (721)        6.00      (22,300)        11.09
Forfeited                            (38,323)         6.00    (901,174)       11.66      (29,990)        11.69
                                     -------                 ---------                 ---------
Outstanding at end of year           779,108          6.34     810,034         6.75    1,053,150      $  11.24
                                     =======                 =========                 =========
Options exercisable end of year      754,420                   741,054                   694,020
                                     =======                 =========                 =========

A summary status of the 1996 Plan for the years ended December 31, 1998, 1997 and 1996, and changes during the years then ended is presented below:

                                              1998                     1997                     1996
                                     ---------------------    ----------------------    ---------------------
                                                  Weighted                  Weighted                 Weighted
                                                   Average                   Average                  Average
                                       Number     Exercise      Number      Exercise     Number      Exercise
        Fixed Options                of shares      Price     of shares       Price     of shares      Price
        -------------                ---------      -----     ---------       -----     ---------      -----
Outstanding at beginning of year   1,086,989      $   6.55     570,400      $  11.81          --            --
Granted                               61,000          6.62   1,025,467          6.06     621,400      $  11.87
Exercised                             (8,061)         6.00      (3,478)         6.00      (1,000)        12.50
Forfeited                            (38,238)         6.97    (505,400)        10.30     (50,000)        12.50
                                     -------                   -------                   -------
Outstanding at end of year         1,101,690          6.54   1,086,989          6.55     570,400         11.81
                                   =========                 =========                   =======
Options exercisable end of year    1,017,146                   535,846                   130,080
                                   =========                 =========                   =======


The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                       Options Outstanding                          Options Exercisable
                           --------------------------------------------        ----------------------------
                                              Weighted
                                               Average        Weighted                            Weighted
                                              Remaining        Average                             Average
        Range of             Number          Contractual       Exercise           Number           Exercise
    Exercise Prices        Outstanding       Life (Years)       Price          Exercisable           Price
    ---------------        -----------       ------------       -----          -----------           -----

    $1.56  -   5.63           130,900           3.09            $3.04            116,734             $2.86
     6.00  -   6.00         1,345,201           8.36             6.00          1,314,603              6.00
     6.25  -  10.63           333,200           8.23             7.68            286,535              7.79
    11.56  -  15.50           115,700           6.78            12.74            103,700             12.68
    16.50  -  16.50            15,000           7.50            16.50              9,000             16.50
    16.88  -  15.88             1,000           6.75            16.88              1,000             16.88


The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, FAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by FAS 123.

The per share weighted average fair value of stock options granted during 1998, 1997 and 1996 was $4.47, $6.21 and $12.00 on the date of grant. The fair values were calculated by using the "Black Scholes" option-pricing model with the following average assumptions: 1998 - expected dividend yield of 0%, risk-free interest rate of 5.5%, expected volatility factor of 80% and an expected life of five years; 1997 - expected dividend yield of 0%, risk-free interest rate of 5.5%, expected volatility factor of 80% and an expected life of five years; 1996
- expected dividend yield of 0%, risk-free interest rate of 6%, expected volatility factor of 77% and an expected life of five years.

Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under FAS 123, the Company's net earnings (loss) and earnings (loss) per common share would have been reduced by the proforma amounts indicated below (in thousands except for per share data):

                                                         1998            1997          1996
                                                         ----            ----          ----
    Net earnings (loss)                                  $1,767         $5,338         $2,366
    Basic earnings (loss) per common share               $ 0.15         $ 0.46         $ 0.30
    Diluted earnings (loss) per common share             $ 0.15         $ 0.46         $ 0.29

Pro forma net earnings (loss) reflect only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation costs are reflected over the option's vesting period of five years for the 1998, 1997 and 1996 options. Compensation cost for options granted prior to January 1, 1995 is not considered.

NOTE I -- BENEFIT PLAN

The Company established a 401(k) Profit Sharing Plan (the "Plan") which allows qualifying employees electing participation to defer a portion of their income on a pretax basis through contributions to the Plan. For each dollar of employee contributions, the Company makes a discretionary percentage matching contribution to the Plan. In addition, eligible employees share in any additional discretionary contributions which are based upon the profitability of the Company. All contributions made by the Company are determined by the Company's Board of Directors. For the Plan year ended December 31, 1998, the approved matching percentage is twenty-five percent (25%) up to a maximum of $1,250 per employee. The expense recognized for the years ended December 31, 1998, 1997, and 1996 for Company contributions to the Plan totaled $130,000, $120,000 and $113,000, respectively.

NOTE J - PROFESSIONAL AND LIABILITY INSURANCE

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1998, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential general liability claims. Since inception, the Company has incurred no professional or general liability losses. As of December 31, 1998 the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company's financial condition or results of operations.

NOTE K - SEGMENT INFORMATION

The Company's reportable segments are strategic business units that offer different services. The Company has three reportable segments: IMPACT Services, Physician Practice Management and Cancer Research Services. The IMPACT Services segment provides stem cell supported high-dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists. The Physician Practice Management segment owns the assets of and manages oncology practices. The Cancer Research Services segment conducts clinical cancer research on behalf of pharmaceutical manufacturers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate interest expense, taxes or corporate overhead to the individual segments. The Company evaluates performance based on profit or loss from operations before income taxes and unallocated amounts. The totals per the schedules below will not and should not agree to the consolidated totals. The difference should be due to corporate overhead and other unallocated amounts which are reflected in the reconciliation to consolidated earnings (loss) before income taxes.

(In thousands)

                                                                    Physician        Cancer
                                                      IMPACT        Practice         Research
                                                     Services      Management        Services      Total
                                                     --------      ----------        --------     ---------
For the year ended December 31, 1998:
Net revenue                                           $64,806       $  59,527        $3,913       $ 128,246
Total operating expenses                               53,806          53,570         2,059         109,435
Impairment of management service agreements and
associated assets                                          --          24,877            --          24,877
                                                      -------       ---------        ------       ---------
Segment contribution                                   11,000         (18,920)        1,854          (6,066)
Depreciation and amortization                             921           4,208            --           5,129
                                                      -------       ---------        ------       ---------
Segment profit (loss)                                 $10,079         (23,128)        1,854         (11,195)
                                                      =======       =========        ======       =========
Segment assets                                        $26,448       $  91,291        $2,279       $ 120,018
                                                      =======       =========        ======       =========
Capital expenditures                                  $   340       $   2,711        $   18       $   3,069
                                                      =======       =========        ======       =========

                                                                    Physician        Cancer
                                                      IMPACT        Practice         Research
                                                     Services      Management        Services      Total
                                                     --------      ----------        --------     ---------
For the year ended December 31, 1997:
Net revenue                                           $52,551       $  46,476        $2,893       $ 101,920
Total operating expenses                               42,596          37,918         1,217          81,731
                                                      -------       ---------        ------       ---------
Segment contribution                                    9,955           8,558         1,676          20,189
Depreciation and amortization                           1,610           2,950            --           4,560
                                                      -------       ---------        ------       ---------
Segment profit (loss)                                 $ 8,345       $   5,608        $1,676       $  15,629
                                                      =======       =========        ======       =========
Segment assets                                        $19,850       $ 120,719        $1,493       $ 142,062
                                                      =======       =========        ======       =========
Capital expenditures                                  $   221       $     676        $   11       $     908
                                                      ========      =========        ======       =========


                                                                    Physician        Cancer
                                                      IMPACT        Practice         Research
                                                     Services      Management        Services      Total
                                                     --------      ----------        --------     ---------
For the year ended December 31, 1996:
Net revenue                                           $46,954       $  19,292        $1,107       $  67,353
Total operating expenses                               38,028          15,438           450          53,916
                                                      -------       ---------        ------       ---------
Segment contribution                                    8,926           3,854           657          13,437
Depreciation and amortization                           1,764           1,624            --           3,388
                                                      -------       ---------        ------       ---------
Segment profit (loss)                                 $ 7,162       $   2,230        $  657       $  10,049
                                                      =======       =========        ======       =========
Segment assets                                        $17,467       $ 118,059        $  749       $ 136,275
                                                      =======       =========        ======       =========
Capital expenditures                                  $   232       $     717        $    7       $     956
                                                      =======       =========        ======       =========


Reconciliation of profit (loss):

                                                                      Years Ended
                                                     -----------------------------------------------
                                                       1998                1997               1996
                                                     --------             -------            -------
Segment profit (loss)                                $(11,195)            $15,629            $10,049
Unallocated amounts:
  Corporate general and administrative                  7,980               5,582              6,468
  Corporate depreciation and amortization                 450                 144                 97
  Corporate interest expense                            2,946               3,125              2,574
                                                     --------             -------            -------
Earnings (loss) before income taxes                  $(22,571)            $ 6,778            $   910
                                                     ========             =======            =======

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(Dollar amounts in thousands)

              Col A                        Col B                 Col C - Additions              Col D           Col E
                                                                            Charged to
                                        Balance at        Charged to          Other          Deductions        Balance at
                                       Beginning of        Costs and        Accounts -       - Describe          End of
         Classification                   Period           Expenses          Describe            (1)             Period

Year ended December 31, 1998:
Deducted from asset accounts:
Allowance for doubtful
accounts - accounts receivable            $3,130            $2,947                              $3,305            $2,772
                                          ======            ======                              ======            ======
Year ended December 31, 1997:
Deducted from asset accounts:
Allowance for doubtful
accounts - accounts receivable            $1,774            $1,529                              $  173            $3,130
                                          ======            ======                              ======            ======
Year ended December 31, 1996:
Deducted from asset accounts:
Allowance for doubtful
accounts - accounts receivable            $2,080            $1,594                              $1,900            $1,774
                                          ======            ======                              ======            ======


(1)      Accounts written off, net of recoveries.