Form 10-Q
period 1999-03-31
RESPONSE ONCOLOGY INC
filed 1999-05-17
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

         (X)      Quarterly report pursuant to Section 13 or 15(d) of the
         ---      Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999 or

         ( )      Transition report pursuant to Section 13 or 15(d) of the
         ---      Securities Exchange Act of 1934

                  For the transition period from _____________ to ___________

                  Commission file number   0-15416
                                          -----------

                             RESPONSE ONCOLOGY, INC.
                             ------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                          62-1212264
         ---------                                          ----------
      (State or Other Jurisdiction                      (I. R. S. Employer
       of Incorporation or Organization)                Identification No.)


      1805 Moriah Woods Blvd., Memphis, TN                    38117
      ------------------------------------                  ---------
      (Address of principal executive offices)              (Zip Code)


                                 (901) 761-7000
                                 ---------------
              (Registrant's telephone number, including area code)

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

          Common Stock, $.01 Par Value, 11,931,731 shares as of April 30, 1999.

 .

INDEX

PART I.      FINANCIAL INFORMATION

                                                                             Page
Item 1.      Financial Statements

             Consolidated Balance Sheets,
             March 31, 1999 and December 31, 1998 .............................3

             Consolidated Statements
             of Earnings for the Three Months Ended
             March 31, 1999 and March 31, 1998 ................................4

             Consolidated Statements of
             Cash Flows for the Three Months Ended
             March 31, 1999 and March 31, 1998 ................................5

             Notes to Consolidated
             Financial Statements .............................................6

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations ...................................................10

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings ...............................................14

Item 2.      Changes in Securities and Use of Proceeds .......................14

Item 3.      Defaults Upon Senior Securities .................................14

Item 4.      Submission of Matters to a Vote of Security Holders .............14

Item 5.      Market Information and Related Stockholder Matters...............14

Item 6.      Exhibits and Reports on Form 8-K ................................14

Signatures   .................................................................15


PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands)


                                                                       March 31, 1999   December 31, 1998
                                                                         (Unaudited)       (Note 1)
                                                                       --------------   -----------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                             $   3,024       $   1,083
     Accounts receivable, less allowance for doubtful accounts
         of $2,775 and $2,772                                                 21,792          22,844
     Supplies and pharmaceuticals                                              3,169           3,406
     Prepaid expenses and other current assets                                 5,581           6,276
     Due from affiliated physician groups                                     17,829          18,630
                                                                           ---------       ---------
         TOTAL CURRENT ASSETS                                                 51,395          52,239

     Property and equipment, less accumulated depreciation and
         amortization of $11,244 and $11,150                                   5,118           5,273
     Deferred charges, less accumulated amortization of $0 and $496               --              50
     Management service agreements, less accumulated amortization of
         $6,534 and $5,160                                                    67,278          68,087
     Other assets                                                              1,093           1,104
                                                                           ---------       ---------
         TOTAL ASSETS                                                      $ 124,884       $ 126,753
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                      $  14,850       $  16,528
     Accrued expenses and other liabilities                                    6,178           7,350
     Current portion of notes payable                                         10,989          11,107
     Current portion of capital lease obligations                                333             357
     Deferred income taxes                                                       473             473
                                                                           ---------       ---------
         TOTAL CURRENT LIABILITIES                                            32,823          35,815

     Capital lease obligations, less current portion                             955             962
     Notes payable, less current portion                                      32,210          32,290
     Deferred income taxes                                                     7,236           7,295
     Minority interest                                                         1,093             981

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $1.00 par value (aggregate involuntary liquidation preference $266) authorized 3,000,000
          shares; issued and Outstanding 26,631 shares                            27              27
     Common stock, $.01 par value, authorized 30,000,000 shares;
          issued and Outstanding 12,049,331 and 12,049,038 shares                120             120
     Paid-in capital                                                         101,913         101,912
     Accumulated deficit                                                     (51,493)        (52,649)
                                                                           ---------       ---------
                                                                              50,567          49,410
                                                                           ---------       ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 124,884       $ 126,753
                                                                           =========       =========



See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)


                                                             Three Months Ended
                                                       ------------------------------
                                                          March 31,        March 31,
                                                            1999            1998
                                                        -------------    -----------

NET REVENUE                                             $    36,309      $    29,595

COSTS AND EXPENSES
     Salaries and benefits                                    6,566            5,871
     Pharmaceuticals and supplies                            20,487           15,030
     Other operating costs                                    3,429            2,958
     General and administrative                               1,681            1,469
     Depreciation and amortization                            1,117            1,090
     Interest                                                   863              704
     Provision for doubtful accounts                            191              219
                                                        -----------      -----------
                                                             34,334           27,341
                                                        -----------      -----------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST            1,975            2,254
     Minority owners' share of net earnings                     112              170
                                                        -----------      -----------

 EARNINGS BEFORE INCOME TAXES                                 1,863            2,084
     Provision for income taxes                                 708              792
                                                        -----------      -----------

NET EARNINGS TO COMMON STOCKHOLDERS                     $     1,155      $     1,292
                                                        ===========      ===========

EARNINGS PER COMMON SHARE:
           Basic                                        $      0.10      $      0.11
                                                        ===========      ===========
           Diluted                                      $      0.10      $      0.11
                                                        ===========      ===========
Weighted average number of common shares:

           Basic                                         12,049,331       12,008,254
                                                        ===========      ===========
           Diluted                                       12,085,663       12,217,188
                                                        ===========      ===========





 See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                                      Three Months Ended
                                                                  ---------------------------
                                                                    March 31,     March 31,
                                                                      1999           1998
                                                                   -----------     ---------
OPERATING ACTIVITIES
Net earnings to common stockholders                                  $ 1,155        $ 1,292
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities:
   Depreciation and amortization                                       1,117          1,090
   Provision for doubtful accounts                                       191            219
   Minority owners' share of net earnings                                112            170
   Changes in operating assets and liabilities net of
   effect of acquisitions:
      Accounts receivable                                                861         (3,080)
      Supplies and pharmaceuticals, prepaid expenses and other
        current assets                                                   643         (2,128)
      Deferred charges and other assets                                   44           (139)
      Due from affiliated physician groups                              (113)          (538)
      Accounts payable and accrued expenses                           (1,531)         2,440
                                                                     -------        -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    2,479           (674)

INVESTING ACTIVITIES
   Purchase of equipment                                                (250)          (350)
   Acquisition of non-medical assets of affiliated
     physician groups                                                     --            (39)
                                                                     -------        -------
NET CASH USED IN INVESTING ACTIVITIES                                   (250)          (389)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                --            300
   Distributions to joint venture partners                                --           (489)
   Principal payments on notes payable                                  (198)          (685)
   Principal payments on capital lease obligations                       (90)           (12)
                                                                     -------        -------
NET CASH USED IN FINANCING ACTIVITIES                                   (288)          (886)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,941         (1,949)
   Cash and cash equivalents at beginning of period                    1,083          2,425
                                                                     -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 3,024        $   476
                                                                     =======        =======





See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified for comparative purposes with no effect on net earnings. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company's") annual report on Form 10-K for the year ended December 31, 1998.

Net Revenue: The following table is a summary of net revenue by source for the respective three month periods ended March 31, 1999 and 1998. Patient services revenue is recorded net of contractual allowances and discounts of $1,204,000 and $1,355,000 for the quarters ended March 31, 1999 and 1998, respectively.

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

Pharmaceutical sales to physician revenue is recorded based upon the Company's contracts with physician groups to manage the pharmacy component of the groups' practice. Revenue recorded for these contracts represents the cost of pharmaceuticals plus a percentage fee.



       (In thousands)                                  Three Months Ended
                                                             March 31,
                                                 --------------------------------
                                                    1999                  1998
                                                 -----------          ------------
    Net patient services revenue                  $    8,149           $     8,459
    Practice management service fees                  17,589                14,060
    Pharmaceutical sales to physicians                 9,744                 5,857
    Physician investigator studies                       827                 1,219
                                                  ==========           ===========
                                                  $   36,309           $    29,595
                                                  ==========           ===========

Net Earnings Per Common Share:

A reconciliation of the basic earnings per share and the diluted earnings per share computation is presented below for the three month periods ended March 31, 1999 and 1998.

(Dollar amounts in thousands except per share data)

                                                         Three Months Ended
                                                               March 31,
                                                   -----------------------------
                                                      1999               1998
                                                   -----------       -----------
 Weighted average shares outstanding                12,049,331        12,008,254
 Net effect of dilutive stock options and
 warrants based on the treasury stock method            36,332           208,934
                                                   -----------       -----------
 Weighted average shares and common stock
 equivalents                                        12,085,663        12,217,188
                                                   ===========       ===========

 Net earnings                                      $     1,155       $     1,292
                                                   ===========       ===========
 Diluted per share amount                          $      0.10       $      0.11
                                                   ===========       ===========


NOTE 2 -- NOTES PAYABLE

The Company has a $45.0 million Credit Facility which matured March 31, 1999, to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.125%, depending upon borrowing levels. At March 31, 1999, $37.8 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.5%. The Company has received an extension on the maturity of the Credit Facility until June 30, 1999. Under the terms of the extension all outstanding balances will accrue interest at the lender's Prime rate plus .75% from March 31, 1999 until the new Line of Credit is in place.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 6.42% and the thirty day LIBOR rate and are settled monthly. As of March 31, 1999, approximately 40% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matured on March 31, 1999 and was not renewed.

In March 1999 the Company received a commitment for a $30.0 million Line of Credit which will mature in May 2000 to replace the existing Credit Facility. The Line of Credit will be collateralized by the assets of the Company and the common stock of its subsidiaries. The Line of Credit will bear interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Line of Credit. The Company will be subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. The Company is currently in negotiations with respect to the uncommitted portion of the line of credit and expects to have the Line of Credit in place by May 31, 1999.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.50 to $17.00. The unpaid principal amount of the long-term notes was $5.3 million at March 31, 1999 of which $3.3 million is included in current liabilities.

NOTE 3 -- INCOME TAXES

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

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 1999, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of March 31, 1999, the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company's financial condition or results of operations.

NOTE 5 -- DUE FROM AFFILIATED PHYSICIANS

Due from affiliated physicians consists of management fees earned and payable pursuant to the management service agreements ("Service Agreements"). In addition, the Company may also fund certain working capital needs of the affiliated physicians from time to time.

NOTE 6 -- SEGMENT INFORMATION

The Company's reportable segments are strategic business units that offer different services. The Company has three reportable segments: IMPACT Services, Physician Practice Management and Cancer Research Services. The IMPACT Services segment provides stem cell supported high-dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists as well as compounding and dispensing pharmaceuticals to certain medical oncology practices. The Physician Practice Management segment owns the assets of and manages oncology practices. The Cancer Research Services segment conducts clinical cancer research on behalf of pharmaceutical manufacturers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate interest expense, taxes or corporate overhead to the individual segments. The Company evaluates performance based on profit or loss from operations before income taxes and unallocated amounts. The totals per the schedules below will not and should not agree to the consolidated totals. The difference are due to corporate overhead and other unallocated amounts which are reflected in the reconciliation to consolidated earnings before income taxes.

(In thousands)

                                                                     Physician
                                                     IMPACT          Practice    Cancer Research
                                                    Services         Management      Services          Total
                                                   ----------       -----------    ----------------   --------
For the three months ended March 31, 1999:
Net revenue                                         $17,893          $17,589          $  827          $ 36,309
Total operating expenses                             15,268           14,908             516            30,692
                                                    -------          -------          ------          --------
Segment contribution                                  2,625            2,681             311             5,617
Depreciation and amortization                           146              921              --             1,067
                                                    -------          -------          ------          --------
Segment profit                                      $ 2,479            1,760             311             4,550
                                                    =======          =======          ======          ========

Segment assets                                      $24,855          $89,889          $2,818          $117,562
                                                    =======          =======          ======          ========

Capital expenditures                                $    44          $   179              --          $    223
                                                    =======          =======          ======          ========

                                                                     Physician
                                                    IMPACT           Practice     Cancer Research
                                                   Services          Management       Services          Total
                                                  ----------        -----------   ----------------    ----------
For the three months ended March 31, 1998:
Net revenue                                         $14,316          $ 14,060          $1,219          $ 29,595
Total operating expenses                             11,284            11,725             547            23,556
                                                    -------          --------          ------          --------
Segment contribution                                  3,032             2,335             672             6,039
Depreciation and amortization                           233               796              --             1,029
                                                    -------          --------          ------          --------
Segment profit                                      $ 2,799          $  1,539          $  672          $  5,010
                                                    =======          ========          ======          ========

Segment assets                                      $22,831          $120,947          $2,406          $146,184
                                                    =======          ========          ======          ========

Capital expenditures                                $    45          $    107          $    2          $    154
                                                    =======          ========          ======          ========




Reconciliation of profit:

                                                               1998                  1997
                                                              ------               --------
Segment profit                                                $4,550                $5,010
Unallocated amounts:
  Corporate general and administrative                         1,774                 2,161
  Corporate depreciation and amortization                         50                    61
  Corporate interest expense                                     863                   704
                                                              ------                ------
Earnings before income taxes                                  $1,863                $2,084
                                                              ======                ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Response Oncology, Inc. (the "Company") is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; compounds and dispenses pharmaceuticals to certain medical oncology practices for a fee; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts clinical research on behalf of pharmaceutical manufacturers. Approximately 475 medical oncologists are associated with the Company through these programs. As of March 31, 1999, the Company's total network included 53 IMPACT Centers located in 25 states and the District of Columbia. The network consists of 34 wholly owned centers, 14 managed programs, and 5 centers owned and operated in joint venture with a host hospital.

During the first quarter of 1999, the Company terminated its service agreement with one of the Company's three underperforming adjusted net revenue model relationships. The second of the three underperforming service agreements was terminated by the Company on April 1, 1999. The Company had established a reserve against the three service agreements as of December 31, 1998 in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company's physician practice management division currently includes affiliations with 39 physicians in 10 medical oncology practices in Florida and Tennessee. The Company has sought deep geographic penetration in its markets believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. The Company's resulting revenue from Service Agreements includes a fee equal to practice operating expenses incurred by the Company and a management fee either fixed in amount or equal to a percentage of each affiliated practice's adjusted net revenue or operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

RESULTS OF OPERATIONS

Net revenue increased 23% to $36.3 million for the quarter ended March 31, 1999, compared to $29.6 million for the quarter ended March 31, 1998. Practice management service fees from affiliations were $17.6 million for the first quarter of 1999 compared to $14.1 million for the same period in 1998 for a 25% increase. Additionally, pharmaceutical sales to physicians increased $3.8 million or 64% from $5.9 million for the first three months of 1998 to $9.7 million in 1999.

Salaries and benefits costs increased $.7 million, or 12%, from $5.9 million for the first quarter of 1998 to $6.6 million in 1999. The increase is primarily due to the addition of employed physicians and their support personnel in the practice management division and general increases in salaries and benefits

Supplies and pharmaceuticals expense increased $5.5 million, or 37%, from 1998 to 1999. The increase is primarily related to increased volume in pharmaceutical sales to physicians and greater utilization of new chemotherapy agents with higher costs in the practice management division. Supplies and pharmaceuticals expense as a percentage of net revenue was 56% and 51% for the quarters ended March 31, 1999 and 1998, respectively. The increase as a percentage of net revenue is due to the lower margin associated with the increased pharmaceutical sales to physicians as well as general price increases in pharmaceuticals used in the practice management division.

Other operating expenses increased $.4 million, or 13%, from $3.0 million in 1998 to $3.4 million in 1999. Other operating expenses consist primarily of medical director fees, purchased services related to global case rate contracts, rent expense, and other operational costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's working capital was $18.6 million with current assets of $51.4 million and current liabilities of $32.8 million. Cash and cash equivalents represented $3.0 million of the Company's current assets. Current liabilities includes the uncommitted portion ($7.8 million) of the principal balance under the Company's Acquisition facility which expired on March 31, 1999.

Cash provided by operating activities was $2.5 million in the first quarter of 1999 compared to cash used in operating activities of $.7 million for the same period in 1998. This increase is largely attributable to improved accounts receivable collections in both the IMPACT and Physician Practice Management divisions. Cash used in investing activities was $.3 million and $.4 million for the quarters ended March 31, 1999 and 1998, respectively. Cash used in financing activities was $.3 million for the first quarter of 1999 and $.9 million for the same period in 1998.

The Company has a $45.0 million Credit Facility which matured March 31, 1999, to fund the Company's acquisition and working capital needs. The Credit Facility, comprised of a $35.0 million Acquisition Facility and a $10.0 million Working Capital Facility, is collateralized by the common stock of the Company's subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.5% and 2.125%, depending upon borrowing levels. At March 31, 1999, $37.8 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.5%. The Company has received an extension on the maturity of the Credit Facility until June 30, 1999. Under the terms of the extension all outstanding balances will accrue interest at the lender's Prime rate plus .75% from March 31, 1999 until the new Line of Credit is in place.

In May 1997, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of the Company's primary lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 6.42% and the thirty day LIBOR rate and are settled monthly. As of March 31, 1999, approximately 40% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matured on March 31, 1999 and was not renewed.

In March 1999 the Company received a commitment for a $30.0 million Line of Credit which will mature in May 2000 to replace the existing Credit Facility. The Line of Credit will be collateralized by the assets of the Company and the common stock of its subsidiaries. The Line of Credit will bear interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Line of Credit. The Company will be subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA, net worth and current ratio. The Company is currently in negotiations with respect to the uncommitted portion of the line of credit and expects to have the Line of Credit in place by May 31, 1999.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.50 to $17.00. The unpaid principal amount of the long-term notes was $5.3 million at March 31, 1999 of which $3.3 million is included in current liabilities.

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

The Company's Year 2000 issue involves significant risks. There can be no assurance that the Company will succeed in implementing the Year 2000 Plan it is developing. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties. If the Company's renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems, including delays, may be incurred in billing the Company's major customers (Medicare, HMO's or private insurance carriers) for services performed. If its major customers' systems do not become Year 2000 compliant on a timely basis, the company will have problems and incur delays in receiving and processing correct reimbursements. If the computer systems of third parties (including hospitals) with which the Company's systems exchange data do not become Year 2000 compliant both on a timely basis and in a manner compatible with continued data exchange with the Company's systems, significant problems may be incurred in billing and reimbursement. If the systems on the diagnostic imaging equipment utilized by the Company are not Year 2000 compliant, the Company may not be able to provide imaging services to patients. If the Company's vendors or suppliers of the Company's necessary supplies and power, telecommunications and financial services fail to provide the Company with services, the Company will be unable to provide services to its patients. If any of these uncertainties were to occur, the Company's business, financial condition and results of operations would be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

The Company is establishing a contingency plan to address unavoidable Year 2000 risks with internal information technology systems and with customers, vendors and other third parties; and expects to finalize such a plan by June 30, 1999.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Not applicable.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.     MARKET INFORMATION AND RELATED STOCKHOLDER MATTERS

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

                                            Date:  May 14, 1999


                                        By: /s/ Dena L. Mullen
                                            -----------------------------------
                                            Dena L. Mullen
                                            Director of Finance

                                            Date: May 14, 1999


                                        By: /s/ Peter A. Stark
                                            -----------------------------------
                                            Peter A. Stark
                                            Controller

                                            Date:  May 14, 1999