Form 10-Q
period 1999-06-30
RESPONSE ONCOLOGY INC
filed 1999-08-16
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1999 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from            to
                                                 -----------  -----------

                  Commission file number   0-15416
                                         ------------



                             RESPONSE ONCOLOGY, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)



           Tennessee                                            62-1212264
----------------------------------                          -------------------
(State or Other Jurisdiction                               (I. R. S. Employer
 of Incorporation or Organization)                          Identification No.)


1805 Moriah Woods Blvd., Memphis, TN                               38117
----------------------------------------                          --------
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

                                  Yes   [X]     No    [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value, 11,968,601 shares as of August 13, 1999.

INDEX




PART I.             FINANCIAL INFORMATION


Item 1.             Financial Statements                                                                               Page
                    Consolidated Balance Sheets,
                    June 30, 1999 and December 31, 1998.................................................................  3

                    Consolidated Statements
                    of Earnings for the Three Months Ended
                    June 30, 1999 and June 30, 1998.....................................................................  4

                    Consolidated Statements of Earnings for
                    The Six Months Ended June 30, 1999
                    and June 30, 1998 ..................................................................................  5

                    Consolidated Statements of
                    Cash Flows for the Six Months Ended
                    June 30, 1999 and June 30, 1998 ....................................................................  6

                    Notes to Consolidated
                    Financial Statements................................................................................  7

Item 2.             Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations....................................................................................... 12

ITEM 3.             Quantitative and Qualitative Disclosure About Market Risk........................................... 16

PART II.            OTHER INFORMATION


Item 1.             Legal Proceedings................................................................................... 17

Item 2.             Changes in Securities and Use of Proceeds........................................................... 17

Item 3.             Defaults Upon Senior Securities..................................................................... 17

Item 4.             Submission of Matters to a Vote of Security Holders................................................. 17

Item 5.             Market Information and Related Stockholder Matters.................................................. 17

Item 6.             Exhibits and Reports on Form 8.K ................................................................... 17

Signatures          .................................................................................................... 18

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands)

                                                                                 June 30, 1999    December 31, 1998
ASSETS                                                                            (Unaudited)          (Note 1)
                                                                                 -------------    -----------------
CURRENT ASSETS
     Cash and cash equivalents                                                    $     3,948     $           1,083
     Accounts receivable, less allowance for doubtful accounts
         of $2,609 and $2,772                                                          20,587                22,844
     Supplies and pharmaceuticals                                                       3,069                 3,406
     Prepaid expenses and other current assets                                          5,028                 6,276
     Due from affiliated physician groups                                              17,542                18,630
                                                                                  -----------     -----------------
         TOTAL CURRENT  ASSETS                                                         50,174                52,239

     Property and equipment, less accumulated depreciation and
         amortization of $11,610 and $11,150                                            4,538                 5,273
     Deferred charges, less accumulated amortization of $9 and $496                       452                    50
     Management service agreements, less accumulated amortization of
         $6,669 and $5,160                                                             66,509                68,087
     Other assets                                                                       1,109                 1,104
                                                                                  -----------     -----------------
         TOTAL ASSETS                                                             $   122,782     $         126,753
                                                                                  ===========     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                             $    13,918     $          16,528
     Accrued expenses and other liabilities                                             6,406                 7,350
     Current portion of notes payable                                                   6,949                11,107
     Current portion of capital lease obligations                                         232                   357
     Deferred income taxes                                                                473                   473
                                                                                  -----------     -----------------
         TOTAL CURRENT LIABILITIES                                                     27,978                35,815

     Capital lease obligations, less current portion                                      563                   962
     Notes payable, less current portion                                               35,321                32,290
     Deferred income taxes                                                              7,236                 7,295
     Minority interest                                                                  1,014                   981

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $1.00 par value (aggregate involuntary liquidation preference $293) authorized 3,000,000 shares;
     issued and outstanding 26,631 shares                                                  27                    27
     Common stock, $.01 par value, authorized 30,000,000 shares; issued and
     outstanding 11,931,731 and 12,049,331 shares                                         119                   120
     Paid-in capital                                                                  101,561               101,912
     Accumulated deficit                                                              (51,037)              (52,649)
                                                                                  -----------     -----------------
                                                                                       50,670                49,410
                                                                                  -----------     -----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   122,782     $         126,753
                                                                                  ===========     =================

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)


                                                               Three Months Ended
                                                        -------------------------------
                                                          June 30,           June 30,
                                                            1999               1998
                                                        ------------       ------------

NET REVENUE                                             $     34,053       $     32,627

COSTS AND EXPENSES
     Salaries and benefits                                     6,442              6,201
     Pharmaceuticals and supplies                             19,756             16,367
     Other operating costs                                     2,691              3,617
     General and administrative                                1,687              1,614
     Depreciation and amortization                             1,119              1,164
     Interest                                                    843                721
     Provision for doubtful accounts                             504                392
                                                        ------------       ------------
                                                              33,042             30,076
                                                        ------------       ------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST             1,011              2,551
     Minority owners' share of net earnings                     (274)              (248)
                                                        ------------       ------------

 EARNINGS BEFORE INCOME TAXES                                    737              2,303
     Provision for income taxes                                  280                875
                                                        ------------       ------------

NET EARNINGS TO COMMON STOCKHOLDERS                     $        457       $      1,428
                                                        ============       ============

EARNINGS PER COMMON SHARE:
           Basic                                        $       0.04       $       0.12
                                                        ============       ============
           Diluted                                      $       0.04       $       0.12
                                                        ============       ============
Weighted average number of common shares:
           Basic                                          11,931,731         12,040,965
                                                        ============       ============
           Diluted                                        11,961,986         12,302,259
                                                        ============       ============

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)


                                                                Six Months Ended
                                                        -------------------------------
                                                          June 30,           June 30,
                                                            1999               1998
                                                        ------------       ------------

NET REVENUE                                             $     70,362       $     62,222

COSTS AND EXPENSES
     Salaries and benefits                                    13,008             12,072
     Pharmaceuticals and supplies                             40,243             31,397
     Other operating costs                                     6,120              6,575
     General and administrative                                3,368              3,083
     Depreciation and amortization                             2,236              2,254
     Interest                                                  1,706              1,425
     Provision for doubtful accounts                             695                611
                                                        ------------       ------------
                                                              67,376             57,417
                                                        ------------       ------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST             2,986              4,805
     Minority owners' share of net earnings                     (386)              (418)
                                                        ------------       ------------

 EARNINGS BEFORE INCOME TAXES                                  2,600              4,387
     Provision for income taxes                                  988              1,667
                                                        ------------       ------------

NET EARNINGS TO COMMON STOCKHOLDERS                     $      1,612       $      2,720
                                                        ============       ============

EARNINGS PER COMMON SHARE:
           Basic                                        $       0.13       $       0.23
                                                        ============       ============
           Diluted                                      $       0.13       $       0.22
                                                        ============       ============
Weighted average number of common shares:
           Basic                                          11,990,206         12,030,036
                                                        ============       ============
           Diluted                                        12,023,887         12,305,067
                                                        ============       ============

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                                                        Six Months Ended
                                                                                     ----------------------
                                                                                     June 30,      June 30,
                                                                                       1999          1998
                                                                                     --------      --------
  OPERATING ACTIVITIES
  Net earnings to common stockholders                                                $  1,612      $  2,720
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                      2,236         2,254
     Provision for doubtful accounts                                                      695           611
     Minority owners' share of net earnings                                               386           418
     Changes in operating assets and liabilities net of effect of acquisitions:
        Accounts receivable                                                             1,562        (6,587)
        Supplies and pharmaceuticals, prepaid expenses and other current assets         1,296        (2,687)
        Deferred charges and other assets                                                  54          (270)
        Due from affiliated physician groups                                             (179)       (1,947)
        Accounts payable and accrued expenses                                          (2,226)        5,868
                                                                                     --------      --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                             5,436           380

  INVESTING ACTIVITIES
     Purchase of equipment                                                               (500)         (886)
     Acquisition of non-medical assets of affiliated physician groups                      --          (525)
                                                                                     --------      --------
  NET CASH USED IN INVESTING ACTIVITIES                                                  (500)       (1,411)

  FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                               --           302
       Distributions to joint venture partners                                           (353)         (514)
       Financing costs incurred                                                          (416)           --
       Proceeds from notes payable                                                         --         1,000
     Principal payments on notes payable                                               (1,136)       (1,016)
     Principal payments on capital lease obligations                                     (166)          (33)
                                                                                     --------      --------
  NET CASH USED IN FINANCING ACTIVITIES                                                (2,071)         (261)

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      2,865        (1,292)
     Cash and cash equivalents at beginning of period                                   1,083         2,425
                                                                                     --------      --------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  3,948      $  1,133
                                                                                     ========      ========


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified for comparative purposes with no effect on net earnings. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company's") annual report on Form 10-K for the year ended December 31, 1998.

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

Pharmaceutical sales to physicians are recorded based upon the Company's contracts with physician groups to manage the pharmacy component of the groups' practice. Revenue recorded for these contracts represents the cost of pharmaceuticals plus a percentage fee.

Revenue from physician investigator studies is recorded based upon the Company's contracts with certain pharmaceutical companies to manage clinical trials and is generally measured on a per patient basis for monitoring and collection of data.

The following table is a summary of net revenue by source for the respective three and six month periods ended June 30, 1999 and 1998. Patient services revenue is recorded net of contractual allowances and discounts of $706,000 and $1,212,000 for the quarters ended June 30, 1999 and 1998, respectively and $1,910,000 and $2,567,000 for the six months ended June 30, 1999 and 1998, respectively.


                                                  Three Months Ended               Six Months Ended
                 (In Thousands)                         June 30,                       June 30,
                                                -----------------------         -----------------------
                                                 1999            1998            1999            1998
                                                -------         -------         -------         -------
     Net patient services revenue               $ 7,778         $10,087         $15,927         $18,545
     Practice management service fees            16,712          14,976          34,301          29,037
     Pharmaceutical sales to physicians           9,361           6,437          19,105          12,294
     Physician investigator studies                 202           1,127           1,029           2,346
                                                -------         -------         -------         -------
                                                $34,053         $32,627         $70,362         $62,222
                                                =======         =======         =======         =======

Net Earnings Per Common Share:

A reconciliation of the basic earnings per share and the diluted earnings per share computation is presented below for the three and six month periods ended June 30, 1999 and 1998.

(Dollar amounts in thousands except per share data)


                                                            Three Months Ended                       Six Months Ended
                                                                  June 30,                                 June 30
                                                       -------------------------------         -------------------------------
                                                           1999                1998                1999                1998
                                                       -----------         -----------         -----------         -----------
Weighted average shares outstanding                     11,931,731          12,040,965          11,990,206          12,030,036
Net effect of dilutive stock options and
   warrants based on the treasury stock method              30,255             261,294              33,681             275,031
                                                       -----------         -----------         -----------         -----------
Weighted average shares and common stock
   equivalents                                          11,961,986          12,302,259          12,023,887          12,305,067
                                                       ===========         ===========         ===========         ===========

Net earnings                                           $       457         $     1,428         $     1,612         $     2,720
                                                       ===========         ===========         ===========         ===========

Diluted per share amount                               $      0.04         $      0.12         $      0.13         $      0.22
                                                       ===========         ===========         ===========         ===========



NOTE 2 -- NOTES PAYABLE

The Company has a $42.0 million Credit Facility which matures June 2002, to fund the Company's working capital needs. The Credit Facility, comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Line of Credit. At June 30, 1999, $37.0 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 7.5%. The Company is subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA and minimum net worth.

In June, 1999 the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") effective July 1, 1999 with the Company's lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 5.93% and the ninety day LIBOR rate and are settled quarterly. The Company is committed to hedge $18.0 million under the terms of the Swap Agreement. The Swap Agreement matures on July 1, 2000.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.50 to $17.00. The unpaid principal amount of the long-term notes was $5.1 million at June 30, 1999 of which $3.1 million is included in current liabilities.

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

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 2000, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of June 30, 1999, the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company's financial condition or results of operations.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual audited consolidated financial statements except that the Company does not allocate interest expense, taxes or corporate overhead to the individual segments. The Company evaluates performance based on profit or loss from operations before income taxes and unallocated amounts. The totals per the schedules below will not and should not agree to the consolidated totals. The differences are due to corporate overhead and other unallocated amounts which are reflected in the reconciliation to consolidated earnings before income taxes.


(In thousands)



                                                                     Physician
                                                      IMPACT          Practice   Cancer Research
                                                     Services        Management      Services          Total
                                                     --------        ----------  ----------------     --------
  For the three months ended June 30, 1999:
  Net revenue                                        $ 17,139        $   16,712      $    202         $ 34,053
  Total operating expenses                             14,980            14,282           263           29,525
                                                     --------        ----------      --------         --------
  Segment contribution (loss)                           2,159             2,430           (61)           4,528
  Depreciation and amortization                           135               934            --            1,069
                                                     ========        ==========      ========         ========
  Segment profit (loss)                                 2,024             1,496           (61)           3,459
                                                     ========        ==========      ========         ========

  Segment assets                                       23,281            88,182         2,521          113,984
                                                     ========        ==========      ========         ========

  Capital expenditures                                    116                36            --              152
                                                     ========        ==========      ========         ========


                                                                  Physician
                                                  IMPACT           Practice    Cancer Research
                                                  Services        Management       Services         Total
                                                  --------        ----------   ---------------    --------
For the three months ended June 30, 1998:
Net revenue                                       $ 16,524        $   14,976       $  1,127       $ 32,627
Total operating expenses                            13,091            12,655            647         26,393
                                                  --------        ----------       --------       --------
Segment contribution                                 3,433             2,321            480          6,234
Depreciation and amortization                          159               828             --            987
                                                  ========        ==========       ========       ========
Segment profit                                       3,274             1,493            480          5,247
                                                  ========        ==========       ========       ========

Segment assets                                      25,912           124,158          2,496        152,566
                                                  ========        ==========       ========       ========

Capital expenditures                                    35             1,695              6          1,736
                                                  ========        ==========       ========       ========


Reconciliation of profit:
                                                    1999             1998
                                                  --------        ----------
Segment profit                                    $  3,459        $    5,247
Unallocated amounts:
  Corporate general and administrative               1,883             2,200
  Corporate depreciation and amortization               51               177
  Corporate interest expense                           788               567
                                                  --------        ----------

Earnings before income taxes                      $    737        $    2,303
                                                  ========        ==========


(In thousands)


                                                                  Physician
                                                  IMPACT           Practice   Cancer Research
                                                  Services        Management      Services        Total
                                                  --------        ----------  ---------------    --------
  For the six months ended June 30, 1999:
  Net revenue                                     $ 35,032        $   34,301      $  1,029       $ 70,362
  Total operating expenses                          30,248            29,190           779         60,217
                                                  --------        ----------      --------       --------
  Segment contribution                               4,784             5,111           250         10,145
  Depreciation and amortization                        281             1,855            --          2,136
                                                  ========        ==========      ========       ========
  Segment profit                                     4,503             3,256           250          8,009
                                                  ========        ==========      ========       ========

  Segment assets                                    23,281            88,182         2,521        113,984
                                                  ========        ==========      ========       ========

  Capital expenditures                                 146                53             4            203
                                                  ========        ==========      ========       ========

                                                                  Physician
                                                  IMPACT           Practice   Cancer Research
                                                  Services        Management      Services        Total
                                                  --------        ----------  ---------------    --------
  For the six months ended June 30, 1998:
  Net revenue                                     $ 30,839        $   29,037      $  2,346       $ 62,222
  Total operating expenses                          24,374            24,381         1,194         49,949
                                                  --------        ----------      --------       --------
  Segment contribution                               6,465             4,656         1,152         12,273
  Depreciation and amortization                        392             1,624            --          2,016
                                                  ========        ==========      ========       ========
  Segment profit                                     6,073             3,032         1,152         10,257
                                                  ========        ==========      ========       ========

  Segment assets                                    25,912           124,158         2,496        152,566
                                                  ========        ==========      ========       ========

  Capital expenditures                                  69             1,728             9          1,806
                                                  ========        ==========      ========       ========

  Reconciliation of profit:

                                                     1999            1998
                                                  --------        ----------
  Segment profit                                  $  8,009        $   10,257
  Unallocated amounts:
    Corporate general and administrative             3,657             4,361
    Corporate depreciation and amortization            101               238
    Corporate interest expense                       1,651             1,271
                                                  --------        ----------

  Earnings before income taxes                    $  2,600        $    4,387
                                                  ========        ==========

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

In May of 1999 the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology. These studies involving the use of high dose chemotherapy sparked controversy among oncologists, and, in the aggregate, caused confusion among patients and physicians about the role of high dose chemotherapy in the treatment of breast cancer. Since the release of these data, the Company's high dose chemotherapy IMPACT Center business has slowed, as evidenced by the number of procedures in the second quarter at 256, as compared with 333 in the second quarter of 1998. In response to the declining demand for high-dose chemotherapy in general, the Company has closed seven of its centers in the second quarter and plans to close an additional four in the third quarter of 1999. The assets used in the closed centers will go into inventory and be used in other centers as needed. As of June 30, 1999, the Company's total network included 46 IMPACT Centers located in 23 states and the District of Columbia. The network consists of 28 wholly owned centers, 14 managed programs, and 4 centers owned and operated in joint venture with a host hospital.

The Company expects that the decline in procedures will continue to adversely affect profitability in the third quarter of 1999, and there could be further erosion in this line of business beyond 1999. In response to the release of the data the Company has developed new protocols for metastatic breast cancer, adjuvant breast cancer, and lymphoma utilizing therapies to follow high dose chemotherapy in an attempt to reduce the risk of disease recurrence. Full deployment of these protocols will take place over the next several quarters. However, there can be no assurance that these new protocols and therapies will be accepted by the medical oncology community or that, after appropriate trials these protocols and therapies will prove to be effective.

During the first quarter of 1999, the Company terminated its service agreement with one of the Company's three underperforming adjusted net revenue model physician practice management relationships. The second of the three underperforming service agreements was terminated by the Company in the second quarter of 1999. The Company had established a reserve against the three service agreements as of December 31, 1998 in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company's physician practice management division currently includes affiliations with 39 physicians in 10 medical oncology practices in Florida and Tennessee. The Company has sought deep geographic penetration in its markets believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. The Company's resulting revenue from Service Agreements includes a fee equal to practice operating expenses incurred by the Company and a management fee either fixed in amount or equal to a percentage of each affiliated practice's adjusted net revenue or operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

RESULTS OF OPERATIONS

Net revenue increased 5% to $34.1 million for the quarter ended June 30, 1999, compared to $32.6 million for the quarter ended June 30, 1998. The $2.3 million or 23% decrease in IMPACT Center revenue and $.9 million or 82% decrease in revenue from physician investigator studies was offset by a $3.0 million or 47% increase in pharmaceutical sales to physicians and a $1.7 million or 11% increase in practice management service fees. The increase in practice management service fees was 31%, excluding the two terminated agreements from the quarter ended June 30, 1998.

Net revenue was $70.4 million for the six months ended June 30, 1999, compared to $62.2 million for the same period in 1998. IMPACT Center revenue decreased by $2.6 million or 14% and revenue from physician investigator studies decreased by $1.3 million or 57%. Pharmaceutical sales to physicians increased $6.8 million or 55% while practice management service fees increased $5.3 million or 18%.

Supplies and pharmaceuticals expense increased $3.4 million, or 21% and $8.8 million or 28% for the quarter and six months ended June 30, 1999 over the same periods in 1998, respectively. The increase is primarily related to increased volume in pharmaceutical sales to physicians and greater utilization of new chemotherapy agents with higher costs in the practice management division thus causing a decrease in the overall operating margin.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's working capital was $22.2 million with current assets of $50.2 million and current liabilities of $28.0 million. Cash and cash equivalents represented $3.9 million of the Company's current assets.

Cash provided by operating activities was $5.4 million in the first six months of 1999 compared to $.4 million for the same period in 1998. This increase is largely attributable to improved accounts receivable collections in both the IMPACT and Physician Practice Management divisions. Cash used in investing activities was $.5 million and $1.4 million for the six months ended June 30, 1999 and 1998, respectively. Cash used in financing activities was $2.1 million for the six months ended June 30, 1999 and $.3 million for the same period in 1998.

The Company has a $42.0 million Credit Facility which matures June 2002, to fund the Company's working capital needs. The Credit Facility, comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Line of Credit. At June 30, 1999, $37.0 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 7.5%. The Company is subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA and minimum net worth.

In June, 1999 the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") effective July 1, 1999 with the Company's lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 5.93% and the ninety day LIBOR rate and are settled quarterly. The Company is committed to hedge $18.0 million under the terms of the Swap Agreement. The Swap Agreement matures on July 1, 2000.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.50 to $17.00. The unpaid principal amount of the long-term notes was $5.1 million at June 30, 1999 of which $3.1 million is included in current liabilities.

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

The Company started to formulate a plan to address the Year 2000 Issue in the second quarter of 1998. To date the Company's primary focus has been on its own internal information technology systems, including all types of systems in use by the Company in its operations, finance and human resources departments, and to deal with the most critical systems first. The Company has developed a Year 2000 Plan to address all of its Year 2000 issues. The Year 2000 plan involves the following phases: awareness, assessment, renovation, testing and implementation. The Company has completed an assessment of its internal information technology systems and has established a timetable for the renovation phase of the systems. The Company has already completed the renovation of approximately 90% of its information technology systems, including modifying and upgrading software and purchasing new software, and continues to renovate the remaining portions of the systems. The Company's goal is to complete the testing and implementation phases by November 15, 1999, although complications arising from unanticipated acquisitions might cause some delay.

The Company has also begun to assess the potential for Year 2000 problems with the information systems of its payors and vendors. The Company expects to complete the assessment with respect to such parties by October 31, 1999. The Company has been provided an estimated timetable for completion of renovation and testing that such vendors with which the Company has a material relationship will undertake. The Company has estimated the costs that it may incur to remedy the Year 2000 issues relating to such parties at $85,000. The Company's diagnostic imaging equipment used to provide imaging services have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 issues. The Company has assessed the impact on its diagnostic imaging equipment by contacting the vendors of such equipment. The vendors with respect to the majority of the equipment used by the Company have informed the Company that such equipment is Year 2000 compliant.

The Company has made an assessment of the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities and security systems. The Company estimates, on a preliminary basis, that the cost of assessment, renovation, testing and implementation of its internal systems will range from approximately $50,000 to $75,000. The major components of these costs are: consultants, programming new software and hardware, software upgrades and travel expenses. The Company expects that such costs will be funded through operating cash flows. This estimate, based on currently available information, will be updated as the Company proceeds with renovation, testing and implementation, and may be adjusted upon receipt of more information from the Company's vendors and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and unanticipated acquisitions might materially affect the estimated costs. The effects of the aforementioned costs have had no material impact on the Company's progress as it relates to other information system projects and implementation.

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

The Company is establishing a contingency plan to address unavoidable Year 2000 risks with internal information technology systems and with customers, vendors and other third parties; and expects to finalize such a plan by November 15, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates obtainable on its Credit Facility. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowings by selecting interest periods for traunches of the Credit Facility that are more favorable to the Company based on the current market interest rates. The Company has the option of fixing current interest rates for interest periods of 1, 2, 3 or 6 months.

The Company is also a party to a LIBOR based interest rate swap agreement ("Swap Agreement"), effective date July 1, 1999, with the Company's lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 5.93% and the ninety day LIBOR rate and are settled quarterly. The Swap Agreement matures July 1, 2000. The Company does not enter into derivative or interest rate transactions for speculative purposes.

At June 30, 1999, $37.0 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 7.5%. The company does not have any other material market-sensitive financial instruments.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      EXHIBITS

         10(a) Credit Agreement dated June 10, 1999 between Registrant, AmSouth Bank, Union Planters National Bank and NationsBank, N.A.

         10(b) Swap Agreement dated June 25, 1999 between Registrant and NationsBank, N.A.

         27       Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RESPONSE ONCOLOGY, INC.


                                         By:    /s/ Mary E. Clements
                                                --------------------------------
                                                Mary E. Clements
                                                Chief Financial Officer
                                                and Principal Accounting Officer

                                                Date:  August 13, 1999

                                         By:    /s/ Dena L. Mullen
                                                --------------------------------
                                                Dena L. Mullen
                                                Director of Finance

                                                Date: August 13, 1999

                                         By:    /s/ Peter A. Stark
                                                --------------------------------
                                                Peter A. Stark
                                                Controller

                                                Date:  August 13, 1999