Form 10-Q
period 1999-09-30
RESPONSE ONCOLOGY INC
filed 1999-11-15
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1999 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from     to
                                            -------------

             Commission file number          0-15416
                                    ---------------------


                             RESPONSE ONCOLOGY, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

     Tennessee                                             62-1212264
     ---------                                             ----------
  (State or Other Jurisdiction                         (I.R.S. Employer
  of Incorporation or Organization)                    Identification No.)

  1805 Moriah Woods Blvd., Memphis, TN                         38117
  ------------------------------------                         -----
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

Common Stock, $.01 Par Value, 11,968,601 shares as of November 12, 1999.

INDEX


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements                                            Page
             Consolidated Balance Sheets,
             September 30, 1999 and December 31, 1998--------------------------3

             Consolidated Statements
             of Earnings for the Three Months Ended
             September 30, 1999 and September 30, 1998-------------------------4

             Consolidated Statements of Earnings for
             the Nine Months Ended September 30, 1999
             and September 30, 1998 -------------------------------------------5

             Consolidated Statements of
             Cash Flows for the Nine Months Ended
             September 30, 1999 and September 30, 1998 ------------------------6

             Notes to Consolidated
             Financial Statements----------------------------------------------7

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations----------------------------------------------------12

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk -----------------------------------------------15

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings------------------------------------------------16

Item 2.      Changes in Securities and Use of Proceeds------------------------16

Item 3.      Defaults Upon Senior Securities----------------------------------16

Item 4.      Submission of Matters to a Vote of Security Holders--------------16

Item 5.      Market Information and Related Stockholder Matters---------------16

Item 6.      Exhibits and Reports on Form 8-K --------------------------------16

Signatures   -----------------------------------------------------------------17


PART I - FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS
           RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
           (Dollar amounts in thousands)


                                                                            September 30, 1999  December 31, 1998
                                                                                (Unaudited)         (Note 1)
                                                                            ------------------  -----------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                   $   7,076         $   1,083
     Accounts receivable, less allowance for doubtful accounts
         of $2,833 and $2,772                                                       18,717            22,844
     Supplies and pharmaceuticals                                                    3,143             3,406
     Prepaid expenses and other current assets                                       4,351             6,276
     Due from affiliated physician groups                                           17,852            18,630
                                                                                 ---------         ---------
         TOTAL CURRENT ASSETS                                                       51,139            52,239

     Property and equipment, less accumulated depreciation and
         amortization of $11,980 and $11,150                                         4,477             5,273
     Deferred charges, less accumulated amortization of $47 and $496                   414                50
     Management service agreements, less accumulated amortization of
         $7,445 and $5,160                                                          66,886            68,087
     Other assets                                                                      308             1,104
                                                                                 ---------         ---------
         TOTAL ASSETS                                                            $ 123,224         $ 126,753
                                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                            $  14,331         $  16,528
     Accrued expenses and other liabilities                                          6,960             7,350
     Current portion of notes payable                                                8,062            11,107
     Current portion of capital lease obligations                                      291               357
     Deferred income taxes                                                             473               473
                                                                                 ---------         ---------
         TOTAL CURRENT LIABILITIES                                                  30,117            35,815

     Capital lease obligations, less current portion                                   641               962
     Notes payable, less current portion                                            33,618            32,290
     Deferred income taxes                                                           7,236             7,295
     Minority interest                                                                 994               981

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $1.00 par value (aggregate involuntary liquidation preference $293) authorized 3,000,000 shares;
       issued and outstanding 26,631 shares                                             27                27
     Common stock, $.01 par value, authorized 30,000,000 shares; issued and
       outstanding 11,968,601 and 12,049,331 shares                                    120               120
     Paid-in capital                                                               101,672           101,912
     Accumulated deficit                                                           (51,201)          (52,649)
                                                                                 ---------         ---------
                                                                                    50,618            49,410
                                                                                 ---------         ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 123,224         $ 126,753
                                                                                 =========         =========




See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)


                                                                 Three Months Ended
                                                         -----------------------------------
                                                          September 30,       September 30,
                                                              1999                1998
                                                          -------------       -------------
NET REVENUE                                              $     32,589         $     31,858

COSTS AND EXPENSES
   Salaries and benefits                                        6,209                6,291
   Pharmaceuticals and supplies                                19,600               16,031
   Other operating costs                                        2,787                3,422
   General and administrative                                   1,634                1,478
   Depreciation and amortization                                1,143                1,538
   Interest                                                       799                  771
   Provision for doubtful accounts                                461                  198
                                                         ------------         ------------
                                                               32,633               29,729
                                                         ------------         ------------

EARNINGS (LOSS) BEFORE INCOME TAXES & MINORITY INTEREST           (44)               2,129
   Minority owners' share of net earnings                        (220)                (264)
                                                         ------------         ------------

 EARNINGS (LOSS) BEFORE INCOME TAXES                             (264)               1,865
   Provision (credit) for income taxes                           (100)                 709
                                                         ------------         ------------

NET EARNINGS (LOSS) TO COMMON STOCKHOLDERS               $       (164)        $      1,156
                                                         ============         ============
EARNINGS (LOSS) PER COMMON SHARE:
       Basic                                             $      (0.01)        $       0.10
                                                         ============         ============
       Diluted                                           $      (0.01)        $       0.10
                                                         ============         ============
Weighted average number of common shares:
       Basic                                               11,966,597           12,048,501
                                                         ============         ============
       Diluted                                             11,966,597           12,087,248
                                                         ============         ============



See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)


                                                              Nine Months Ended
                                                    -----------------------------------
                                                      September 30,       September 30,
                                                          1999                1998
                                                     --------------      --------------

NET REVENUE                                          $    102,951         $     94,080

COSTS AND EXPENSES
   Salaries and benefits                                   19,218               18,363
   Pharmaceuticals and supplies                            59,843               47,428
   Other operating costs                                    8,905                9,997
   General and administrative                               5,002                4,561
   Depreciation and amortization                            3,380                3,792
   Interest                                                 2,505                2,196
   Provision for doubtful accounts                          1,156                  809
                                                     ------------         ------------
                                                          100,009               87,146
                                                     ------------         ------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST          2,942                6,934
   Minority owners' share of net earnings                    (606)                (682)
                                                     ------------         ------------

 EARNINGS BEFORE INCOME TAXES                               2,336                6,252
   Provision for income taxes                                 888                2,376
                                                     ------------         ------------

NET EARNINGS TO COMMON STOCKHOLDERS                  $      1,448         $      3,876
                                                     ============         ============

EARNINGS PER COMMON SHARE:
      Basic                                          $       0.12         $       0.32
                                                     ============         ============
      Diluted                                        $       0.12         $       0.32
                                                     ============         ============
Weighted average number of common shares:
      Basic                                            11,982,250           12,036,259
                                                     ============         ============
      Diluted                                          12,006,954           12,225,657
                                                     ============         ============





 See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)



                                                                          Nine Months Ended
                                                                  -------------------------------
                                                                   September 30,   September 30,
                                                                       1999            1998
                                                                   -------------   --------------
OPERATING ACTIVITIES
Net earnings to common stockholders                                   $ 1,448         $ 3,876
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
   Depreciation and amortization                                        3,380           3,792
   Provision for doubtful accounts                                      1,156             809
   Minority owners' share of net earnings                                 606             682
   Changes in operating assets and liabilities net of
    effect of acquisitions:
      Accounts receivable                                               2,971          (8,070)
      Supplies and pharmaceuticals, prepaid expenses and
        other current assets                                            1,899          (2,910)
      Deferred charges and other assets                                    88            (282)
      Due from affiliated physician groups                               (489)         (4,338)
      Accounts payable, accrued expenses and other liabilities         (1,259)          8,267
                                                                      -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               9,800           1,826

INVESTING ACTIVITIES
   Purchase of equipment                                                 (596)         (1,209)
   Acquisition of non-medical assets of affiliated
     physician groups                                                      --            (525)
                                                                      -------         -------
NET CASH USED IN INVESTING ACTIVITIES                                    (596)         (1,734)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                 --             322
   Distributions to joint venture partners                               (593)           (806)
   Financing costs incurred                                              (416)             --
   Proceeds from notes payable                                             --           1,000
   Principal payments on notes payable                                 (1,978)         (1,745)
   Principal payments on capital lease obligations                       (224)           (153)
                                                                      -------         -------
NET CASH USED IN FINANCING ACTIVITIES                                  (3,211)         (1,382)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        5,993          (1,290)
   Cash and cash equivalents at beginning of period                     1,083           2,425
                                                                      -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 7,076         $ 1,135
                                                                      =======         =======





See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified for comparative purposes with no effect on net earnings. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company's") annual report on Form 10-K for the year ended December 31, 1998.

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

Pharmaceutical sales to physicians are recorded based upon the Company's contracts with physician groups to manage the pharmacy component of the groups' respective practices. Revenue recorded for these contracts represents the cost of pharmaceuticals plus a percentage fee.

Revenue from physician investigator studies is recorded based upon the Company's contracts with certain pharmaceutical companies to manage clinical trials and is generally measured on a per patient basis for monitoring and collection of data.

The following table is a summary of net revenue by source for the respective three and nine month periods ended September 30, 1999 and 1998. Patient services revenue is recorded net of contractual allowances and discounts of $1,129,000 and $1,442,000 for the quarters ended September 30, 1999 and 1998, respectively and $3,040,000 and $4,010,000 for the nine months ended September 30, 1999 and 1998, respectively.


                                            Three Months Ended         Nine Months Ended
                 (In Thousands)                September 30,              September 30,
                                           ----------------------     ---------------------
                                             1999         1998          1999          1998
                                           -------     ---------      --------      -------
   Net patient services revenue            $ 6,778      $  9,228      $ 22,704      $27,775
   Practice management service fees         16,679        14,974        50,981       44,010
   Pharmaceutical sales to physicians        8,926         6,836        28,031       19,129
   Physician investigator studies              206           820         1,235        3,166
                                           =======      ========      ========      =======
                                           $32,589      $ 31,858      $102,951      $94,080
                                           =======      ========      ========      =======


Net Earnings Per Common Share:

A reconciliation of the basic earnings per share and the diluted earnings per share computation is presented below for the three and nine month periods ended September 30, 1999 and 1998.

(Dollar amounts in thousands except per share data)



                                                             Three Months Ended                     Nine Months Ended
                                                                September 30,                          September 30,
                                                     ---------------------------------        ------------------------------
                                                           1999                1998               1999              1998
                                                      ------------        ------------        -----------        -----------
Weighted average shares outstanding                     11,966,597          12,048,501         11,982,250         12,036,259
Net effect of dilutive stock options and
   warrants based on the treasury stock method                  --              38,747             24,704            189,398
                                                      ------------         -----------        -----------        -----------
Weighted average shares and common stock
   equivalents                                          11,966,597          12,087,248         12,006,954         12,225,657
                                                      ============         ===========        ===========        ===========

Net earnings (loss)                                   $       (164)        $     1,156        $     1,448        $     3,876
                                                      ============         ===========        ===========        ===========

Diluted per share amount                              $      (0.01)        $      0.10        $      0.12        $      0.32
                                                      ============         ===========        ===========        ===========



NOTE 2 -- NOTES PAYABLE

The Company has a $42.0 million Credit Facility which matures June 2002, to fund the Company's working capital needs. The Credit Facility, comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Line of Credit. At September 30, 1999, $37.0 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Company is subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA and minimum net worth.

In June 1999, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") effective July 1, 1999 with the Company's lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 5.93% and the ninety-day LIBOR rate and are settled quarterly. The Company is committed to hedge $18.0 million under the terms of the Swap Agreement. The Swap Agreement matures on July 1, 2000.

In November 1999, the Company and its lenders amended certain terms of the Credit Facility. As a result of this amendment, the Revolving Credit Facility was reduced from $7.0 million to $6.0 million and the interest rate was adjusted to LIBOR plus a spread of 1.375% to 3.25%, depending on borrowing levels. The Company's obligation for commitment fees was adjusted from a maximum of .5% to
 .625% of the unused portion of the Line of Credit. Repayment of the January 1, 2000 quarterly installment was accelerated. In addition, certain affirmative and negative covenants were added or modified, including minimum EBITDA requirements for the fourth quarter of 1999 and the first quarter of 2000. Certain covenants were also waived for the quarters ending September 30, 1999 and December 31, 1999.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.50 to $17.00. The unpaid principal amount of the long-term notes was $4.5 million at September 30, 1999, of which $2.8 million is included in current liabilities.

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

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 2000, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of September 30, 1999, the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company's financial condition or results of operations.

NOTE 5 -- DUE FROM AFFILIATED PHYSICIANS

Due from affiliated physicians consists of management fees earned and payable pursuant to the management service agreements ("Service Agreements"). In addition, the Company may also fund certain working capital needs of the affiliated physicians from time to time.

NOTE 6 -- SEGMENT INFORMATION

The Company's reportable segments are strategic business units that offer different services. The Company has three reportable segments: IMPACT Services, Physician Practice Management and Cancer Research Services. The IMPACT Services segment provides stem cell supported high dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists as well as compounding and dispensing pharmaceuticals to certain medical oncology practices. The Physician Practice Management segment owns the assets of and manages oncology practices. The Cancer Research Services segment conducts clinical cancer research on behalf of pharmaceutical manufacturers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual audited consolidated financial statements except that the Company does not allocate corporate interest expense, taxes or corporate overhead to the individual segments. The Company evaluates performance based on profit or loss from operations before income taxes and unallocated amounts. The totals per the schedules below will not and should not agree to the consolidated totals. The differences are due to corporate overhead and other unallocated amounts which are reflected in the reconciliation to consolidated earnings before income taxes.

(In thousands)

                                                                Physician      Cancer
                                                    IMPACT       Practice     Research
                                                   Services     Management    Services        Total
                                                   --------     ----------    --------       --------
For the three months ended September 30, 1999:
Net revenue                                         $15,704      $ 16,679      $   206       $ 32,589
Total operating expenses                             13,898        14,707          440         29,045
                                                    -------      --------      -------       --------
Segment contribution (loss)                           1,806         1,972         (234)         3,544
Depreciation and amortization                           134           955           --          1,089
                                                    -------      --------      -------       --------
Segment profit (loss)                               $ 1,672      $  1,017      $  (234)      $  2,455
                                                    =======      ========      =======       ========

Segment assets                                      $21,098      $ 89,112      $ 2,054       $112,264
                                                    =======      ========      =======       ========

Capital expenditures                                     --      $    300           --       $    300
                                                    =======      ========      =======       ========

                                                                Physician      Cancer
                                                    IMPACT       Practice     Research
                                                   Services     Management    Services        Total
                                                   --------     ----------    --------       --------
For the three months ended September 30, 1998:
Net revenue                                         $16,065      $ 14,973      $   820       $ 31,858
Total operating expenses                             12,937        13,232          378         26,547
                                                    -------      --------      -------       --------
Segment contribution                                  3,128         1,741          442          5,311
Depreciation and amortization                           201         1,292           --          1,493
                                                    -------      --------      -------       --------
Segment profit                                      $ 2,927      $    449      $   442       $  3,818
                                                    =======      ========      =======       ========

Segment assets                                      $27,350      $125,725      $ 2,555       $155,630
                                                    =======      ========      =======       ========

Capital expenditures                                $    57      $    244           --       $    301
                                                    =======      ========      =======       ========


Reconciliation of profit:


                                                               1999                1998
                                                             ---------          --------
Segment profit                                               $  2,455           $  3,818
Unallocated amounts:
  Corporate general and administrative                          1,922              1,306
  Corporate depreciation and amortization                          54                 45
  Corporate interest expense                                      743                602
                                                             --------           --------

Earnings before income taxes                                 $   (264)          $  1,865
                                                             ========           ========


(In thousands)

                                                                Physician      Cancer
                                                    IMPACT       Practice     Research
                                                   Services     Management    Services        Total
                                                   --------     ----------    --------       --------
For the nine months ended September 30, 1999:
Net revenue                                         $50,736      $ 50,980      $ 1,235       $102,951
Total operating expenses                             44,146        43,897        1,219         89,262
                                                    -------      --------      -------       --------
Segment contribution                                  6,590         7,083           16         13,589
Depreciation and amortization                           415         2,810           --          3,225
                                                    -------      --------      -------       --------
Segment profit                                      $ 6,175      $  4,273      $    16       $ 10,464
                                                    =======      ========      =======       ========

Segment assets                                      $21,098      $ 89,112      $ 2,054       $112,264
                                                    =======      ========      =======       ========

Capital expenditures                                $   146      $    353      $     4       $    503
                                                    =======      ========      =======       ========

                                                                Physician      Cancer
                                                    IMPACT       Practice     Research
                                                   Services     Management    Services        Total
                                                   --------     ----------    --------       --------
For the nine months ended September 30, 1998:
Net revenue                                         $46,904      $ 44,010      $ 3,166       $ 94,080
Total operating expenses                             37,311        37,613        1,572         76,496
                                                    -------      --------      -------       --------
Segment contribution                                  9,593         6,397        1,594         17,584
Depreciation and amortization                           593         2,916           --          3,509
                                                    -------      --------      -------       --------
Segment profit                                      $ 9,000      $  3,481      $ 1,594       $ 14,075
                                                    =======      ========      =======       ========

Segment assets                                      $27,350      $125,725      $ 2,555       $155,630
                                                    =======      ========      =======       ========

Capital expenditures                                $   126      $  1,972      $     9       $  2,107
                                                    =======      ========      =======       ========



Reconciliation of profit:


                                                                    1999              1998
                                                                  --------          --------
Segment profit                                                    $ 10,464          $ 14,075
Unallocated amounts:
  Corporate general and administrative                               5,579             5,667
  Corporate depreciation and amortization                              155               283
  Corporate interest expense                                         2,394             1,873
                                                                  --------          --------

Earnings before income taxes                                      $  2,336          $  6,252
                                                                  ========          ========

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

In May of 1999, the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology. These studies involving the use of high dose chemotherapy sparked controversy among oncologists, and, in the aggregate, caused confusion among patients and physicians about the role of high dose chemotherapy in the treatment of breast cancer. Since the release of these data, the Company's high dose chemotherapy IMPACT Center business has slowed, as evidenced by the number of procedures in the second quarter at 256, as compared with 333 in the second quarter of 1998. The Company performed 194 procedures in the third quarter of 1999 as compared with 312 in the third quarter of 1998. In response to the declining demand for high dose chemotherapy in general, the Company closed seven of its centers in the second quarter and four in the third quarter of 1999. The assets from the closed centers will go into inventory and be used in other centers as needed. As of September 30, 1999, the Company's total network included 44 IMPACT Centers located in 23 states and the District of Columbia. The network consists of 26 wholly owned centers, 14 managed programs, and 4 centers owned and operated in joint venture with a host hospital.

The Company expects that the decline in procedures will continue to adversely affect profitability in the fourth quarter of 1999, and there could be further erosion in this line of business beyond 1999. In response to the release of the data the Company has developed new protocols for metastatic breast cancer, adjuvant breast cancer, and lymphoma utilizing therapies to follow high dose chemotherapy in an attempt to reduce the risk of disease recurrence. Full deployment of these protocols will take place over the next several quarters. However, there can be no assurance that these new protocols and therapies will be accepted by the medical oncology community or that, after appropriate trials, these protocols and therapies will prove to be effective.

During the first quarter of 1999, the Company terminated its service agreement with one of the Company's three underperforming adjusted net revenue model physician practice management relationships. The second of the three underperforming service agreements was terminated by the Company in the second quarter of 1999. The Company had established a reserve against the three service agreements as of December 31, 1998 in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of." The Company currently has no plans to terminate the service agreement with the third physician group. The Company's physician practice management division currently includes affiliations with 40 physicians in 10 medical oncology practices in Florida and Tennessee. The Company has sought deep geographic penetration in its markets believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. The Company's resulting revenue from Service Agreements includes a fee equal to practice operating expenses incurred by the Company and a management fee either fixed in amount or equal to a percentage of each affiliated practice's adjusted net revenue or operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

RESULTS OF OPERATIONS

Net revenue increased 2% to $32.6 million for the quarter ended September 30, 1999, compared to $31.9 million for the quarter ended September 30, 1998. The $2.5 million or 27% decrease in IMPACT Center revenue and $.6 million or 75% decrease in revenue from physician investigator studies was offset by a $2.1 million or 31% increase in pharmaceutical sales to physicians and a $1.7 million or 11% increase in practice management service fees. The increase in practice management service fees was 32%, excluding the two terminated agreements from the quarter ended September 30, 1998.

Net revenue was $103.0 million for the nine months ended September 30, 1999, compared to $94.1 million for the same period in 1998. IMPACT Center revenue decreased by $5.1 million or 18% and revenue from physician investigator studies decreased by $1.9 million or 61%. Pharmaceutical sales to physicians increased $8.9 million or 47% while practice management service fees increased $7.0 million or 16%.

Pharmaceuticals and supplies expense increased $3.6 million, or 22% and $12.4 million or 26% for the quarter and nine months ended September 30, 1999 over the same periods in 1998, respectively. The increase is primarily related to increased volume in pharmaceutical sales to physicians and greater utilization of new chemotherapy agents with higher costs in the practice management division thus causing a decrease in the overall operating margin.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's working capital was $21.0 million with current assets of $51.1 million and current liabilities of $30.1 million. Cash and cash equivalents represented $7.1 million of the Company's current assets.

Cash provided by operating activities was $9.8 million in the first nine months of 1999 compared to $1.8 million for the same period in 1998. This increase is largely attributable to improved accounts receivable collections in both the IMPACT and Physician Practice Management divisions. Cash used in investing activities was $.6 million and $1.7 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used in financing activities was $3.2 million for the nine months ended September 30, 1999 and $1.4 million for the same period in 1998.

The Company has a $42.0 million Credit Facility which matures June 2002, to fund the Company's working capital needs. The Credit Facility, comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Line of Credit. At September 30, 1999, $37.0 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Company is subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charges coverage, funded debt to EBITDA and minimum net worth.

In June 1999, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") effective July 1, 1999 with the Company's lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 5.93% and the ninety-day LIBOR rate and are settled quarterly. The Company is committed to hedge $18.0 million under the terms of the Swap Agreement. The Swap Agreement matures on July 1, 2000.

In November 1999, the Company and its lenders amended certain terms of the Credit Facility. As a result of this amendment, the Revolving Credit Facility was reduced from $7.0 million to $6.0 million and the interest rate was adjusted to LIBOR plus a spread of 1.375% to 3.25%, depending on borrowing levels. The Company's obligation for commitment fees was adjusted from a maximum of .5% to
 .625% of the unused portion of the Line of Credit. Repayment of the January 1, 2000 quarterly installment was accelerated. In addition, certain affirmative and negative covenants were added or modified, including minimum EBITDA requirements for the fourth quarter of 1999 and the first quarter of 2000. Certain covenants were also waived for the quarters ending September 30, 1999 and December 31, 1999.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.50 to $17.00. The unpaid principal amount of the long-term notes was $4.5 million at September 30, 1999, of which $2.8 million is included in current liabilities.

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

The Company started to formulate a plan to address the Year 2000 Issue in the second quarter of 1998. To date the Company's primary focus has been on its own internal information technology systems, including all types of systems in use by the Company in its operations, finance and human resources departments, and to deal with the most critical systems first. The Company has developed a Year 2000 Plan to address all of its Year 2000 issues. The Year 2000 plan involves the following phases: awareness, assessment, renovation, testing and implementation. The Company has completed an assessment of its internal information technology systems and has established a timetable for the renovation phase of the systems. The Company has already completed the renovation of approximately 95% of its information technology systems, including modifying and upgrading software and purchasing new software, and continues to renovate the remaining portions of the systems. The Company's goal is to complete the testing and implementation phases by November 30, 1999, although complications arising from unanticipated acquisitions might cause some delay.

The Company has also assessed the potential for Year 2000 problems with the information systems of its payors and vendors. The Company has been provided an estimated timetable for completion of renovation and testing that such vendors with which the Company has a material relationship will undertake. The Company has estimated the costs that it may incur to remedy the Year 2000 issues relating to such parties at $85,000. The Company's diagnostic imaging equipment used to provide imaging services have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 issues. The Company has assessed the impact on its diagnostic imaging equipment by contacting the vendors of such equipment. The vendors with respect to the majority of the equipment used by the Company have informed the Company that such equipment is Year 2000 compliant.

The Company has made an assessment of the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities and security systems. The Company estimates, on a preliminary basis, that the cost of assessment, renovation, testing and implementation of its internal systems will range from approximately $75,000 to $100,000. The major components of these costs are: consultants, programming new software and hardware, software upgrades and travel expenses. The Company expects that such costs will be funded through operating cash flows. This estimate, based on currently available information, will be updated as the Company proceeds with renovation, testing and implementation, and may be adjusted upon receipt of implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and unanticipated acquisitions might materially affect the estimated costs.

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

The Company has established a contingency plan to address unavoidable Year 2000 risks with internal information technology systems and with customers, vendors and other third parties.

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

At September 30, 1999, $37.0 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 8.2%. The Company does not have any other material market-sensitive financial instruments.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A) EXHIBITS

     10(q)  Employment Agreement between Registrant and Anthony M. LaMacchia

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


                                          RESPONSE ONCOLOGY, INC.

                                          By:  /s/ Mary E. Clements
                                             -----------------------------------
                                               Mary E. Clements
                                               Chief Financial Officer
                                               and Principal Accounting Officer

                                               Date: November 15, 1999

                                          By:  /s/ Peter A. Stark
                                             -----------------------------------
                                               Peter A. Stark
                                               Controller

                                               Date: November 15, 1999