Form 10-K405
period 1999-12-31
RESPONSE ONCOLOGY INC
filed 2000-03-30
CIK 763098

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K


(Mark One)

 [X] Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period:
                                ----------------------
      Commission File Number:
                              ------------------------


                             RESPONSE ONCOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          TENNESSEE                                           62-1212264
  -----------------------                              ------------------------
 (State of incorporation)                              (I.R.S. Employer ID No.)

  1805 MORIAH WOODS BLVD., MEMPHIS, TN                           38117
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (901) 761-7000
           Securities registered pursuant to Section 12(b) of the Act:


                                                          Name of Each Exchange
Title of Each Class                                        On Which Registered
-------------------                                       ---------------------
Common Stock, par value $.01 per share...................Nasdaq National Market

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 9, 2000, 12,290,406 shares of Common Stock of Response Oncology, Inc. were outstanding and the aggregate market value of such Common Stock held by non-affiliates was $27,512,918 based on the closing sale price of $2.563 as of that date.

Portions of registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on June 13, 2000 are incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before May 1, 2000. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report under cover of a Form 8. The exhibits for this Form 10-K are listed on Page 16.

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

Response Oncology, Inc. (the "Company") is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts outcomes research on behalf of pharmaceutical manufacturers. Approximately 300 medical oncologists are associated with the Company through these programs.

IMPACT SERVICES The Company presently operates 39 IMPACT Centers in 20 states and the District of Columbia which provide high dose chemotherapy with stem cell support to cancer patients on an outpatient basis. Through its IMPACT Centers, the Company has developed extensive medical information systems and databases containing clinical and patient information, analysis of treatment results and side effects and clinical care pathways. These systems and databases support the Company's clinical trials program, which involves carefully planned, uniform treatment regimens administered to a significant group of patients together with the monitoring of outcomes and side effects of these treatments. The clinical trials program allows the Company to develop a rational means of improving future treatment regimens by predicting which patients are most likely to benefit from different treatments.

Each IMPACT Center is staffed by, and makes extensive use of, experienced oncology nurses, pharmacists, laboratory technologists, and other support personnel to deliver outpatient services under the direction of independent medical oncologists. IMPACT Center services include preparation and collection of stem cells, administration of high dose chemotherapy, reinfusion of stem cells and delivery of broad-based supportive care. IMPACT Center personnel extend the support mechanism into the patient's home, further reducing the dependence on hospitalization. The advantages of this system to the physician and patient include (i) convenience of the local treatment facility; (ii) specialized on-site laboratory and pharmacy services, including home pharmacy support; (iii) access to the Company's clinical trials program to provide ongoing evaluation of current cancer treatment; (iv) specially trained medical and technical staff; (v) patient education and support materials through computer, video and staff consultation; and (vi) reimbursement assistance.

High dose chemotherapy is most appropriate for patients with lymphoma, acute leukemia, multiple myeloma and breast and ovarian cancer. Patients referred to the Company by the treating oncologists are placed on a treatment protocol developed from the cumulative analysis of the Company's approximately 4,000 high dose cases. Cases conducted at the IMPACT Center begin with a drug regimen which allows for the collection and cryopreservation of stem cells. A stem cell is a cell which originates in the bone marrow and is a precursor to white blood cells. At the appropriate time, stem cells capable of restoring immune system and bone marrow functions are harvested over a two to three day period. The harvested stem cells are then frozen and stored at the IMPACT Center, and following confirmation of response to treatment and a satisfactory stem cell harvest, patients receive high dose chemotherapy followed by reinfusion of stem cells. Most patients are then admitted to an affiliated hospital for approximately 8-12 days. After discharge, the patient is monitored in the oncologist's office. The Company believes that the proprietary databases and the information gathering techniques developed from the foregoing programs enable practicing oncologists to cost effectively manage cancer cases while ensuring quality. Clinical research conducted by the Company focuses on (i) improving cancer survival rates; (ii) enhancing the cancer patient's quality of life;
(iii) reducing the costs of cancer care; and (iv) developing new approaches to cancer diagnosis, treatment and post-treatment monitoring.

In May of 1999, the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology. These studies, involving the use of high dose chemotherapy, sparked controversy among oncologists, and, in the aggregate, caused confusion among patients and physicians about the role of high dose chemotherapy in the treatment of breast cancer. Since the release of these data, the Company's high dose business has slowed, as evidenced by the number of procedures in the six months ended December 31, 1999 at 365, as compared with 622 in the six months ended December 31, 1998. High dose procedures decreased 28% in 1999 as compared to 1998. In addition, the Company closed 12 marginal IMPACT Centers due to decreased patient volumes in 1999.

Without further negative clinical data regarding the use of high dose chemotherapy for the treatment of breast cancer, the Company believes that procedure levels will stabilize. However, there can be no assurance that further erosion will not occur in this line of business beyond 1999. The Company anticipates that maturity of existing breast cancer data along with the release of new data will clarify the role of high dose therapies for breast cancer. While the past focus has been weighted toward advanced breast cancer, the Company is evaluating new diseases that could potentially be managed through the IMPACT Center network.

The Company also provides pharmacy management services for certain medical oncology practices through its IMPACT Center pharmacies. These services include compounding and dispensing pharmaceuticals for a fixed or cost plus fee.

ONCOLOGY PRACTICE MANAGEMENT SERVICES During 1996, the Company adopted a strategy of diversification into physician practice management and ultimately consummated affiliations with 12 medical oncology practices, including 43 medical oncologists in Florida and Tennessee. Through these affiliations, the Company believes that it has successfully achieved deep geographic penetration in those markets, believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to management service agreements ("Service Agreements"), the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices.

The Service Agreements name the Company as the sole and exclusive manager and administrator of all day-to-day business functions connected with the medical practice of an affiliated physician group. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. Under the terms of the Service Agreements, the Company (among other things): (i) prepares annual capital and operating budgets;
(ii) prepares financial statements; (iii) orders and purchases medical and office inventory and supplies; (iv) bills patients and third party payors as agent for the affiliated practices; (v) maintains accounting, billing, medical, and collection records; (vi) negotiates and administers managed care contracts as agent for affiliated physicians; (vii) arranges for legal and accounting services related to practice operations; (viii) recruits, hires and appoints an executive director to manage and administer all of the day-to-day business functions of each practice; and (ix) manages all non-physician professional support, administrative, clerical, secretarial, bookkeeping and billing personnel. The Company seeks to combine the purchasing power of numerous physicians to obtain favorable pricing and terms for equipment, pharmaceuticals and supplies.

In return for its management services, the Company receives a service fee, depending on Service Agreement form, based on net revenue or net operating income of the practice. Pursuant to each Service Agreement, the physicians and the practice agree not to compete with the Company and the practice. Each Service Agreement has an initial term of 40 years and, after the initial term, will be automatically extended for additional five year terms unless either party delivers written notice to the other party 180 days prior to the expiration of the preceding term. The Service Agreement only provides for termination "for cause." If the Company terminates the Service Agreement for cause, the practice is typically obligated to purchase assets (which typically include intangible assets) and pay liquidated damages, which obligations are wholly or partially guaranteed by individual physician owners of the practice for a period of time. Each Service Agreement provides for the creation of an oversight committee, a majority of the members of which are designated by the practice. The oversight committee is responsible for developing management and administrative policies for the overall operation of each practice.

In February 1999 and March 1999, respectively, the Company announced that it had terminated its Service Agreements with Knoxville Hematology Oncology Associates, PLLC, and Southeast Florida Hematology Oncology Group, P.A., two of the Company's three underperforming net revenue model relationships. Since these were not "for cause" terminations initiated by the Company, the affiliated practices were not responsible for liquidated damages. In 1998, the Company recorded an impairment charge related to the three Service Agreements in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"). The structure of these contracts has failed over time to align the physician and Company incentives, producing deteriorating returns and/or negative cash flows to the Company. The Company currently has no plans to terminate the Service Agreement with the third physician group.

In the fourth quarter of 1999, the Company terminated its Service Agreement with one single-physician practice in Florida. This termination was initiated on a "for cause" basis and the Company is seeking recovery of liquidated damages. During the same period, the Company began negotiations to terminate another Service Agreement with a single-physician practice. Since this is not a "for cause" termination initiated by the Company, the affiliated practice is not responsible for liquidated damages. The Company experienced deteriorating returns on this particular Service Agreement and concluded that continuing the relationship was not economically feasible. At December 31, 1999, the Company has recorded an impairment charge related to the Service Agreements and associated assets in accordance with Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies". The Company anticipates that the second Service Agreement will be terminated in the second quarter of 2000.

CANCER RESEARCH SERVICES Since 1989, the Company has conducted a clinical trials program pursuant to which carefully planned, uniform treatments administered to a substantial number of IMPACT Center patients have been monitored and studied, with the results being collected in a database and utilized to predict outcomes and determine utilization of high dose chemotherapy as a treatment. In addition, the Company has recorded outcomes from over 4,000 cases in which high dose chemotherapy was utilized as a treatment and has developed and continues to refine treatment pathways, which forecast the best outcome with the lowest possible cost. Pursuant to agreements between the Company and the oncologists who supervise their patients' treatment in IMPACT Centers, such oncologists are obligated to record and monitor outcomes, collect information and report such information to the Company.

The Company also utilizes its outcomes database to provide various types of data to pharmaceutical companies regarding the use of their products. The IMPACT Center network and the Company's medical information systems make the Company favorably suited to this process. The Company is currently participating in several projects with leading pharmaceutical manufacturers to furnish data in connection with FDA applications and post-FDA approval marketing studies. Revenue from these contracts helps to underwrite the Company's clinical trials expenses. Such relationships with pharmaceutical companies allow patients and physicians earlier access to drugs and therapies which enhances the Company's role as a leader in oncological developments.

Certain financial information relating to each of the Company's reportable segments is included in Note K of the Company's consolidated financial statements.

COMPETITION

As a result of growing interest among oncologists and the more widely recognized efficacy of high dose chemotherapy treatments, the competitive environment in the field has heightened. Most community hospitals with a commitment to cancer treatment are evaluating their need to provide high dose treatments, and other entities are competing with the Company in providing high dose services similar to those offered by the Company. Such competition has long been contemplated by the Company, and is indicative of the evolution of this field. While the Company believes that the demand for high dose chemotherapy services is sufficiently large to support several significant providers of these services, the Company is subject to increasing competitive risks from these entities.

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

The Company's profitability depends in significant part on the continued success of its affiliated physician groups. These physician groups face competition from several sources, including sole practitioners, single and multi-specialty groups, hospitals and managed care organizations.

GOVERNMENT REGULATION

The delivery of healthcare items and services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of healthcare services. Federal regulation of the healthcare industry is based primarily upon the Medicare and Medicaid programs, each of which is financed, at least in part, with federal funds. State jurisdiction is based upon the state's authority to license certain categories of healthcare professionals and providers, and the state's interest in regulating the quality of healthcare in the state, regardless of the source of payment and the state's level of participation in and funding of its Medicaid program.

The Company believes it is in material compliance with applicable healthcare laws. During 1999, the Company adopted a formal compliance program and is currently in the initial stages of implementation. However, the laws and regulations applicable to the Company are subject to significant change and evolving interpretations and, therefore, there can be no assurance that a review of the Company's or the affiliated physicians' practices by a court or law enforcement or regulatory authority will not result in a determination that could materially adversely affect the operations of the Company or the affiliated physicians. Furthermore, there can be no assurance that the laws applicable to the Company will not be amended in a manner that could adversely affect the Company, its permissible activities, the relative costs associated with doing business, and the amount of reimbursement by government and other third-party payors.

FEDERAL LAW

The federal healthcare laws apply in any case in which the Company is providing an item or service that is reimbursable under Medicare, Medicaid or other federally-funded programs ("Federal Reimbursement Programs") or is claiming reimbursement from Federal Reimbursement Programs on behalf of physicians with whom the Company has a Service Agreement. The principal federal laws include those that prohibit the filing of false or improper claims with the Federal Reimbursement Programs, those that prohibit unlawful inducements for the referral of business reimbursable under Federal Reimbursement Programs and those that prohibit the provision of certain services by a provider to a patient if the patient was referred by a physician with whom the provider has certain types of financial relationships.

FALSE AND OTHER IMPROPER CLAIMS The federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for reimbursement from Federal Reimbursement Programs. Criminal penalties are also available in the case of claims filed with private insurers if the government can show that the claims constitute mail fraud or wire fraud or violate state false claims prohibitions. While the criminal statutes are generally reserved for instances involving fraudulent intent, the civil and administrative penalty statutes are being applied by the government in an increasingly broader range of circumstances. By way of example, the federal government recently has brought suits which maintain that a pattern of claiming reimbursement for unnecessary services where the claimant should have known that the services were unnecessary and that claiming reimbursement for substandard services where the claimant knows the care was substandard are actionable claims. In addition, at least one federal appellate court has affirmed a finding of liability under the false claims statutes based upon reckless disregard of the factual basis of claims submitted, falling short of actual knowledge. Severe sanctions under these statutes, including exclusion from Federal Reimbursement programs, have been levied even in situations not resulting in criminal convictions. The Company believes that its billing activities on behalf of affiliated practices through Service Agreements are in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities. A determination that the Company or any affiliated practice has violated such laws could have a material adverse effect on the Company.

ANTI-KICKBACK LAW Federal law commonly known as the "Anti-kickback Statute" prohibits the knowing or willful offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce the referral of patients covered by Federal Reimbursement Programs, or the ordering of items or services reimbursable under those programs. The law also prohibits remuneration that is intended to induce the recommendation of, or furnishing, or the arranging for, the provision of items or services reimbursable under Federal Reimbursement Programs. The law has been broadly interpreted by a number of courts to prohibit remuneration which is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a healthcare provider may be questioned under the Anti-kickback Statute if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include criminal sanctions and exclusion from the federal healthcare program.

In part to address concerns regarding the implementation of the Anti-kickback Statute, the federal government has promulgated regulations that provide exceptions, or "safe harbors," for certain transactions that will not be deemed to violate the Anti-kickback Statute. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal services agreements and employee relationships. Subsequently, regulations were published offering safe harbor protection to additional activities, including referrals within group practices consisting of active investors. Further regulatory "safe harbors" relating to the Anti-kickback Statute are under consideration which, if ultimately adopted, may result in substantive changes to existing regulations. The failure to qualify under a safe harbor provision, while potentially subjecting the activity to greater regulatory scrutiny, does not render the activity illegal per se.

There are several aspects of the Company's relationships with physicians to which the Anti-kickback Statute may be relevant. In some instances, the Company itself may become a provider of services for which it will claim reimbursement from Federal Reimbursement Programs, and physicians who are investors in the Company may refer patients to the Company for those services. Furthermore, the government may construe some of the marketing and managed care contracting activities of the Company as arranging for the referral of patients to the physicians with whom the Company has a Service Agreement. Finally, at the request of a physician or medical practice with which the Company has a Service Agreement, the Company will manage the provision of ancillary services which the physician desires to make available to his patients in the physician's office. At the present time, the services provided by the Company in its IMPACT Centers are generally not reimbursable by Federal Reimbursement Programs.

Although neither the investments in the Company by physicians nor the Service Agreements between the Company and physicians qualify for protection under the safe harbor regulations, the Company does not believe that these activities fall within the types of activities the Anti-kickback Statute was intended to prohibit. A determination that the Company had violated or is violating the Anti-kickback Statute would have a material adverse effect on the Company's business.

THE STARK SELF-REFERRAL LAW The Stark Self-Referral Law ("Stark Law") prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by the Medicare or Medicaid programs if the physician has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. The designated services covered by the law include radiology services, infusion therapy, radiation therapy, outpatient prescription drugs and hospital services, among others. In addition to the conduct directly prohibited by the law, the statute also prohibits "circumvention schemes" that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include (i) a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral; (ii) civil fines; and (iii) exclusion from the Medicare and Medicaid programs. The Stark Law contains a number of exceptions potentially applicable to the Company's operations. These include exceptions for a physician's ownership of certain publicly traded securities, certain in-office ancillary services, certain employment relationships and certain personal services arrangements.

On January 9, 1998, the Health Care Financing Administration ("HCFA") issued proposed rules (the "Proposed Regulations") regarding the Stark Law as it relates to designated health services other than clinical laboratory services. The Proposed Regulations contemplate that designated health services may be provided by a physician's practice or by any other corporation, including an entity that owns the operation. The Proposed Regulations expand upon the statutory exceptions and propose certain additional exceptions. However, until final regulations are issued, the precise arrangements necessary to qualify for the Stark Law exceptions for services other than clinical laboratory services cannot be assured. It is not known when final regulations relating to the non-clinical laboratory designated health services will be promulgated.

The Company believes that in the vast majority of situations it would not be construed as a provider of any designated health service under the Stark Law for which the Company claims reimbursement from Medicare or Medicaid. However, there can be no certainty that the Company will not be deemed to be the provider for designated health services in at least some circumstances. In that event, referrals from the physicians for designated health services will be permissible only if the relevant contractual relationship(s) meets an exception to the Stark Law prohibitions. To qualify for such exception, the payments made under the relevant contract must be set at fair market value as well as meeting other requirements of the relevant exception. The Company intends to structure its arrangements so as to qualify for applicable exceptions under the Stark Law, however, there can be no assurance that a review by courts or regulatory authorities would not result in a contrary determination. A finding of noncompliance with the Stark Law could have a material adverse effect upon the Company and subject it and the Company's affiliated physicians to penalties and sanctions.

The Stark Law contains an exception for investment interests by physicians in a health care provider where the health care provider is a company whose securities are traded on a national securities market and which, as of the end of the most recently completed fiscal year, had stockholders' equity exceeding $75 million. The Company's stockholders' equity currently is less than $75 million, thus such exception is not currently available to physicians who own the Company's securities.

STATE LAW

STATE ANTI-KICKBACK LAWS Many states have laws that prohibit the payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under the state Medicaid program. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. The Company pays oncologists who supervise their patients' treatment at the IMPACT Centers certain professional fees for collecting and monitoring treatment and outcomes data and reporting such data to the Company. The Company believes such fees reflect the fair market value of the services rendered by such physicians to the Company. However, the laws in most states regarding kickbacks have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance. Noncompliance with such laws could have a material effect upon the Company and subject it and such physicians to penalties and sanctions.

STATE SELF-REFERRAL LAWS A number of states have enacted self-referral laws that are similar in purpose to the Stark Law. However, each state law is unique. For example, some states only prohibit referrals where the physician's financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Finally, some states do not prohibit referrals, but merely require that a patient be informed of the financial relationship before the referral is made. The Company believes that it is in compliance with the self-referral law of any state in which the Company has a financial relationship with a physician.

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

The Company will be reimbursed by physicians on whose behalf the Company provides management services. The Company intends to structure the reimbursement provisions of its management contracts with physicians in order to comply with applicable state laws relating to fee-splitting. However, there can be no certainty that, if challenged, the Company and its affiliated physicians will be found to be in compliance with each state's fee-splitting laws. Noncompliance would have an adverse impact upon such physician and thus upon the Company.

The Florida Board of Medicine recently ruled in a declaratory statement that payments of 30% of a physician group's net income to a practice management company in return for a number of services, including expansion of the practice by increasing patient referrals through the creation of provider networks, affiliation with other networks, and the negotiation of managed care contracts, constituted fee-splitting arrangements in violation of the Florida law prohibiting fee-splitting and could subject the physicians engaged in such arrangements to disciplinary action. This order has been affirmed by a Florida appellate court, though the order itself only applies to the physician practice management company and the individual physicians whose fact situation was presented to the Florida Board of Medicine for a declaratory statement. While the Company believes that its Service Agreements are substantially different from the management services agreement that the Florida Board of Medicine ruled on, there is a risk that the adverse decision by the Florida court on the case presented could have an adverse precedential impact on the Company's Service Agreements with Florida affiliated practices. The Company's Service Agreements contain provisions requiring modification of the Service Agreements in such event in a manner that preserves the economic value of the Service Agreement, but there can be no assurance that Florida courts would specifically enforce such contractual provisions. The adverse determinations of the Florida court could have a material adverse effect on the Company.

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

STATE LICENSING The Company's laboratories operated in conjunction with certain IMPACT Centers are registered with the U.S. Food & Drug Administration and are certified pursuant to the Clinical Laboratory Improvement Amendments of 1988. In addition, the Company maintains pharmacy licenses for all IMPACT Centers having self-contained pharmacies, and state health care facility licenses, where required.

REIMBURSEMENT AND COST CONTAINMENT

Approximately 50% of the net revenue of the Company's practice management division and less than 5% of the revenue of the Company's IMPACT division are derived from payments made by government sponsored health care programs (principally Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. The Company expects that the Federal Government will continue to constrain the growth of spending in the Medicare and Medicaid programs. To the extent the Company's volume adjusted costs increase, the Company will not be able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in non governmental insurance plans, it is increasingly unlikely that the Company will be able to shift cost increases to non governmental payors.

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

EMPLOYEES

As of March 1, 2000, the Company employed approximately 540 persons, approximately 442 of whom were full-time employees. Under the terms of the Service Agreements with the affiliated physician groups, the Company is responsible for the practice compensation and benefits of the groups' non-physician medical personnel. No employee of the Company or of any affiliated physician group is a member of a labor union or subject to a collective bargaining agreement. The Company believes that its labor relations are good.

ITEM 2. PROPERTIES

As of March 1, 2000, the Company leased approximately 35,000 square feet of space at 1775 and 1805 Moriah Woods Boulevard, in Memphis, Tennessee, where the Company's headquarters are located. The lease expires in 2002. The Company also leases all facilities housing the Company's operating facilities. Management believes that the Company's properties are well maintained and suitable for its business operations. The Company may lease additional space in connection with the development of future treatment facilities or practice affiliations.

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

                                     PART II

ITEM 5.  MARKET INFORMATION AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the symbol "ROIX." As of March 17, 2000, the Company's common stock was held by approximately 1,971 shareholders of record.

The high and low closing sale prices of the Company's common stock, as listed on the Nasdaq National Market System, were as follows for the quarterly periods indicated.


          YEAR ENDED DECEMBER 31, 1999                                      YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------                ---------------------------------------------

                               HIGH         LOW                                               HIGH       LOW
                              ------       ------                                            ------     -----
First Quarter                 $4 3/8       $2 3/8                 First Quarter              $9 3/4     $6 1/2

Second Quarter                $3 1/2       $2 1/2                 Second Quarter             $8 15/16   $6 1/8

Third Quarter                 $ 3          $ 23/32                Third Quarter              $7 5/8     $3 1/4

Fourth Quarter                $ 1 7/8      $   3/8                Fourth Quarter             $5 1/4     $3 1/2


The Company has not paid any cash dividends on the common stock since its inception. The Board of Directors does not intend to pay cash dividends on the common stock in the foreseeable future, but intends to retain all earnings, if any, for use in the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES

In April 1999, the Company issued 36,870 shares of its common stock and unsecured and subordinated 4% promissory notes in the aggregate principal amount of $244,000, payment of which may be made, at the option of the holders, in shares of common stock at a conversion price equal to 120% of the ten day average closing price per share on the Nasdaq on the election date (collectively, the "Unregistered Securities"), in one acquisition transaction pursuant to which the Company acquired the operating assets of a medical oncology practice from the physician owners ("Physician Owners") thereof.
The Unregistered Securities were issued in exchange for certain assets of the professional association owned by the Physician Owners. The Unregistered Securities were offered and issued to the Physician Owners in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933. Each of the Physician Owners was an accredited investor, as that term is defined in Rule 501 under Regulation D.

ITEM 6. SELECTED FINANCIAL DATA
        (in thousands except per share data)

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this report.


                                                                         Years Ended December 31,
                                                 ------------------------------------------------------------------------------
                                                  1999             1998            1997             1996             1995
                                                 ------------------------------------------------------------------------------

Net revenue                                       $135,567         $128,246         $101,920         $67,353          $44,298

Net earnings (loss)                                 (1,693)         (17,448)           4,202             910            2,314

Net earnings (loss) to common stockholders          (1,695)         (17,451)           4,199             907            2,310

Total assets                                       119,645          126,753          149,075         142,950           24,765

Long-term debt and capital lease obligations        36,025           33,252           35,443          62,230               15

Earnings (loss) per common share:
    Basic                                           ($0.14)          ($1.45)           $0.36           $0.11            $0.33
                                                 ==========    =============   ==============   =============    =============
    Diluted                                         ($0.14)          ($1.45)           $0.36           $0.11            $0.32
                                                 ==========    =============   ==============   =============    =============



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT Centers under the direction of practicing oncologists; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts outcomes research on behalf of pharmaceutical manufacturers. Approximately 300 medical oncologists are associated with the Company through these programs.

In 1990 the Company began development of a network of specialized IMPACT Centers to provide complex outpatient chemotherapy services under the direction of practicing oncologists. The majority of the therapies provided at the IMPACT Centers entail the administration of high dose chemotherapy coupled with peripheral blood stem cell support of the patient's immune system. At December 31, 1999, the Company's network consisted of 42 IMPACT Centers, including 24 wholly-owned, 15 managed programs, and 3 owned and operated in joint venture with a host hospital. Prior to January 1997, the Company derived substantially all of its revenues from outpatient cancer treatment services through reimbursements from third party payors on a fee-for-service or discounted fee-for-service basis. During 1997, the Company began concentrating its efforts on contracting on a "global case rate" basis where the Company contracts with the appropriate third-party payor to receive a single payment that covers the patient's entire course of treatment at the center and any necessary in-patient care.

In May of 1999, the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology. These studies, involving the use of high dose chemotherapy, sparked controversy among oncologists, and, in the aggregate, caused confusion among patients and physicians about the role of high dose chemotherapy in the treatment of breast cancer. Since the release of these data, the Company's high dose business has slowed, as evidenced by the number of procedures in the six months ended December 31, 1999 at 365, as compared with 622 in the six months ended December 31, 1998. High dose procedures decreased 28% in 1999 as compared to 1998. In addition, the Company closed 12 marginal IMPACT Centers due to decreased patient volumes in 1999.

Without further negative clinical data regarding the use of high dose chemotherapy for the treatment of breast cancer, the Company believes that procedure levels will stabilize. However, there can be no assurance that further erosion will not occur in this line of business beyond 1999. The Company anticipates that maturity of existing breast cancer data along with the release of new data will clarify the role of high dose therapies for breast cancer. While the past focus has been weighted toward advanced breast cancer, the Company is evaluating new diseases that could potentially be managed through the IMPACT Center network.

The Company also provides pharmacy management services for certain medical oncology practices through its IMPACT Center pharmacies. These services include compounding and dispensing pharmaceuticals for a fixed or cost plus fee.

During 1996, the Company executed a strategy of diversification into physician practice management and subsequently affiliated with 43 physicians in 12 medical oncology practices in Florida and Tennessee. Through these affiliations, the Company believes that it has successfully achieved deep geographic penetration in those markets, believing that significant market share is crucial to achieving efficiencies, revenue enhancements, and marketing of complete cancer services to diverse payors including managed care. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services.

In its practice management relationships, the Company has predominantly used two models of Service Agreements: (i) an "adjusted net revenue" model; and (ii) a "net operating income" model. Service Agreements utilizing the adjusted net revenue model provide for payments out of practice net revenue, in the following order: (A) physician retainage (i.e. physician compensation, benefits, and perquisites, including malpractice insurance) equal to a defined percentage of net revenue ("Physician Expense"); (B) a clinic expense portion of the management fee (the "Clinic Expense Portion") equal to the aggregate actual practice operating expenses exclusive of Physician Expense; and (C) a base service fee portion (the "Base Fee") equal to a defined percentage of net revenue. In the event that practice net revenue is insufficient to pay all of the foregoing in full, then the Base Fee is first reduced, followed by the Clinic Expense Portion of the management fee, and finally, Physician Expense, therefore effectively shifting all operating risk to the Company. In each Service Agreement utilizing the adjusted net revenue model, the Company is entitled to a Performance Fee equal to a percentage of Annual Surplus, defined as the excess of practice revenue over the sum of Physician Expense, the Clinic Expense Portion, and the Base Fee.

Service Agreements utilizing the net operating income model provide for a management fee equal to the sum of a Clinic Expense Portion (see preceding paragraph) plus a percentage (the "Percentage Portion") of the net operating income of the practice (defined as net revenue minus practice operating expenses). Practice operating expenses do not include Physician Expense. In those practice management relationships utilizing the net operating income model Service Agreement, the Company and the physician group share the risk of expense increases and revenue declines, but likewise share the benefits of expense savings, economies of scale and practice enhancements.

Each Service Agreement contains a liquidated damages provision binding the physician practice and the principals thereof in the event the Service Agreement is terminated "for cause" by the Company. The liquidated damages are a declining amount, equal in the first year to the purchase price paid by the Company for practice assets and declining over a specified term. Principals are relieved of their individual obligations for liquidated damages only in the event of death, disability, or retirement at a predetermined age. Each Service Agreement provides for the creation of an oversight committee, a majority of whom are designated by the practice. The oversight committee is responsible for developing management and administrative policies for the overall operation of each clinic. However, under each Service Agreement, the affiliated practice remains obligated to repurchase practice assets, typically including intangible assets, in the event the Company terminates the Service Agreement for cause.

In February 1999 and April 1999, respectively, the Company announced that it had terminated its Service Agreements with Knoxville Hematology Oncology Associates, PLLC, and Southeast Florida Hematology Oncology Group, P.A., two of the Company's three underperforming net revenue model relationships. Since these were not "for cause" terminations initiated by the Company, the affiliated practices were not responsible for liquidated damages. In 1998 the Company recorded an impairment charge related to the three Service Agreements in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"). The structure of these contracts has failed over time to align the physician and Company incentives, producing deteriorating returns and/or negative cash flows to the Company. The Company currently has no plans to terminate the Service Agreement with the third physician group.

In the fourth quarter of 1999, the Company terminated its Service Agreement with one single-physician practice in Florida. The termination was initiated on a "for cause" basis and the Company is seeking recovery of liquidated damages. During the same period, the Company began negotiations to terminate another Service Agreement with a single-physician practice. Since this not a "for cause" termination initiated by the Company, the affiliated practice is not responsible for liquidated damages. The Company experienced deteriorating returns on this particular Service Agreement and concluded that continuing the relationship was not economically feasible. At December 31, 1999, the Company has recorded an impairment charge related to the Service Agreements and associated assets in accordance with Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies". The Company anticipates that the second Service Agreement will be terminated in the second quarter of 2000.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Net revenue increased 6% to $135.6 million for the year ended December 31, 1999, compared to $128.2 million for the year ended December 31, 1998. Practice management service fees were $68.4 million in 1999 compared to $59.5 million in 1998 for a 15% increase. This increase is due to growth in utilization of both non-ancillary and ancillary services. Pharmaceutical sales to physicians increased $10.7 million or 40% from $26.8 million in 1998 to $37.5 million in 1999. Additionally, net patient service revenues from IMPACT services decreased $9.8 million or 26% from $38.0 million in 1998 to $28.2 million in 1999. This decrease in IMPACT services revenues is primarily due to reduced breast cancer patient referrals subsequent to research study data released at the annual meeting of ASCO in May 1999. For further discussion, see IMPACT Services section in Item 1.

EBITDA (earnings before interest, taxes, depreciation and amortization) increased $20.4 million or 146% to $6.4 million for the year ended December 31, 1999 in comparison to ($14.0) million for the year ended December 31, 1998. The increase is primarily due to the reserve for the impairment of Service Agreements established in the fourth quarter of 1998.

Salaries and benefits increased $.6 million, or 2%, from $25.2 million in 1998 to $25.8 million in 1999. The increase is primarily attributable to the addition of personnel in the practice management division and general increases in salaries and benefits. Salaries and benefits as a percentage of net revenue was 19% and 20% in 1999 and 1998, respectively.

Supplies and pharmaceuticals expense increased $12.9 million, or 19%, from 1998 to 1999. The increase is primarily related to greater utilization of new chemotherapy agents with higher costs in the practice management division and increased volume in pharmaceutical sales to physicians. Supplies and pharmaceuticals expense as a percentage of net revenue was 59% and 52% for the years ended 1999 and 1998, respectively. The increase as a percentage of net revenue is due to the lower margin associated with the increased pharmaceutical sales to physicians as well as general price increases in pharmaceuticals used in the practice management division.

Other operating expenses decreased $2.4 million, or 17%, from $13.9 million in 1998 to $11.5 million in 1999. Other operating expenses consist primarily of medical director fees, rent expense, and other operational costs. The decrease is primarily due to lower purchased services and physician fees as a result of lower IMPACT and cancer research patient volumes as compared to 1998.

General and administrative expenses decreased $.8 million, or 11%, from $7.3 million in 1998 to $6.5 million in 1999. The decrease is primarily due to expenses recognized in 1998 for various aborted mergers and acquisitions and the termination of the Service Agreements with two of the Company's three underperforming net revenue model relationships.

Depreciation and amortization decreased $1.1 million from $5.6 million in 1998 to $4.5 million in 1999. The decrease is primarily attributable to the impairment of management service agreements recognized in the fourth quarter of 1998.

1998 COMPARED TO 1997

Net revenue increased 26% to $128.2 million for the year ended December 31, 1998, compared to $101.9 million for the year ended December 31, 1997. Practice management service fees were $59.5 million in 1998 compared to $46.5 million in 1997 for a 28% increase. This increase was due to growth in patient volumes, pharmaceutical utilization, and the acquisition of a physician practice. Additionally, pharmaceutical sales to physicians increased $8.5 million or 46% from $18.3 million in 1997 to $26.8 million in 1998.

EBITDA (earnings before interest, taxes, depreciation and amortization) decreased $28.6 million or 195% to ($14.0) million for the year ended December 31, 1998 in comparison to $14.6 million for the year ended December 31, 1997. The decrease was primarily due to the increase in reserve for impairment of management service agreements and associated assets of $24.9 million recognized in the fourth quarter of 1998.

Salaries and benefits costs increased $4.4 million, or 21%, from $20.8 million in 1997 to $25.2 million in 1998. The increase was primarily due to the addition of employed physicians and their support personnel in the practice management division and general increases in salaries and benefits. Salaries and benefits expense as a percentage of net revenue was 20% in the years 1998 and 1997.

Supplies and pharmaceuticals expense increased $18.2 million, or 37%, from 1997 to 1998. The increase was primarily related to greater utilization of new chemotherapy agents with higher costs in the practice management division and increased volume in pharmaceutical sales to physicians. Supplies and pharmaceuticals expense as a percentage of net revenue was 52% and 48% for the years ended 1998 and 1997, respectively. The increase as a percentage of net revenue was due to the lower margin associated with the increased pharmaceutical sales to physicians as well as general price increases in pharmaceuticals used in the practice management division.

Other operating expenses increased $2.9 million, or 26%, from $11.0 million in 1997 to $13.9 million in 1998. Other operating expenses consist primarily of medical director fees, purchased services related to global case rate contracts, rent expense, and other operational costs. The increase was primarily due to increased volume in the practice management division in 1998.

General and administrative expense increased $3.0 million, or 70%, from $4.3 million in 1997 to $7.3 million in 1998. The increase was primarily due to a consolidation of certain of the Company's business office functions at the Company's headquarters during the year, expenses recognized for various aborted mergers and acquisitions during 1998, as well as general corporate expense increases.

Depreciation and amortization increased $.9 million from $4.7 million in 1997 to $5.6 million in 1998. Based on guidance from the Securities and Exchange Commission, the Company announced a change in the amortization period of Service Agreements acquired in practice management affiliations to 25 years from 40 years beginning July 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's working capital was $23.4 million with current assets of $48.5 million and current liabilities of $25.1 million. Cash and cash equivalents represented $7.2 million of the Company's current assets.

Cash provided by operating activities was $12.8 million in 1999 as compared to cash provided by operating activities of $2.8 million in 1998. The increase in operating cash flow is primarily the result of improved accounts receivable collections, tempered by a slowdown in IMPACT revenues in 1999.

Cash used in investing activities was $.7 million and $2.7 million in 1999 and 1998, respectively. This decrease is the result of lower expenditures for equipment. In addition, there were no payments for the acquisition of affiliated physician groups in 1999. Cash used in financing activities was $5.9 million in 1999 and $1.4 million in 1998. This increase is primarily attributable to additional payments on notes payable in 1999 as compared to 1998.

The Company has a $42.0 million Credit Facility which matures June 2002, to fund the Company's working capital needs. The Credit Facility, comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. At December

31, 1999, $36.7 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 9.3%. The Company is subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth.

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

In November 1999, the Company and its lenders amended certain terms of the Credit Facility. As a result of this amendment, the Revolving Credit Facility was reduced from $7.0 million to $6.0 million and the interest rate was adjusted to LIBOR plus a spread of 3.25%. The Company's obligation for commitment fees was adjusted from a maximum of .5% to .625% of the unused portion of the Revolving Credit Facility. Repayment of the January 1, 2000 quarterly installment was accelerated. In addition, certain affirmative and negative covenants were added or modified, including minimum EBITDA requirements for the fourth quarter of 1999 and the first quarter of 2000. Certain covenants were also waived for the quarters ending September 30, 1999 and December 31, 1999.

On March 30, 2000, the Company and its lenders amended various terms of he Credit Facility. As a result of this amendment, certain affirmative and negative covenants were added (including minimum quarterly cash flow requirements through March 2001), and certain other existing covenants were modified. Additionally, certain principal repayment terms were modified and certain future and current compliance with specific covenants was waived. Finally, the maturity date of the Credit Facility was accelerated to June 2001. The Company expects to have a longer-term facility in place prior to the June 2001 maturity date, but there can be no assurances that such facility will in fact be consummated.

Long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations consummated in 1996. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $13.75 to $17.50. The unpaid principal amount of the long-term notes was $2.5 million at December 31, 1999.

The Company is committed to future minimum lease payments under operating leases of $17.7 million for administrative and operational facilities.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), required that standards be developed for the privacy and protection of individually identifiable health information. As directed by HIPAA, the federal government recently proposed detailed regulations to protect individual health information that is maintained or transmitted electronically from improper access, alteration or loss. Final regulations are expected sometime this year. The Company expects that health care organizations will be required to comply with the new standards 24 months after the date of adoption. The Company expects to begin to address HIPAA issues during fiscal year 2000.

Because the HIPAA regulations have not been finalized, the Company has not been able to determine the impact of the new standards on it financial position or results. The Company does expect to incur costs to evaluate and implement the rules, and will be actively evaluating such costs and their impact on financial position and operations.

IMPACT OF YEAR 2000

The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. The Company developed a Year 2000 Plan to address all of its Year 2000 issues. The Company's primary focus was on its own internal information technology systems, including all types of systems in use by the Company in its operations, finance and human resources departments, and to deal with the most critical systems first.

The Company has not experienced any significant disruptions to its financial or operating systems caused by failure of computerized systems resulting from Year 2000 issues. Furthermore, the Company does not expect Year 2000 issues to have a material adverse effect on the Company's operations or financial results in 2000. Although the Company has no information that indicates any significant Year 2000 issues, management recognizes and is attentive to future financial and operational risk associated with Year 2000 computer system failures.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this filing are forward-looking statements that involve a number of risks and uncertainties. The actual future results of the Company could differ significantly from those statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to;
(i) a continued decline in high dose chemotherapy referrals due to the high dose chemotherapy breast cancer results; (ii) difficulty in transitioning operating responsibilities to new members of senior management; (iii) continued decline in margins for cancer drugs; (iv) reductions in third-party reimbursement from managed care plans and private insurance resulting from stricter utilization and reimbursement standards; (v) the inability of the Company to recover all or a portion of the carrying amounts of the cost of service agreements, resulting in an additional charge to earnings; (vi) the Company's dependence upon its affiliations with physician practices, given that there can be no assurance that the practices will remain successful or that key members of a particular practice will remain actively employed; (vii) changes in government regulations (as discussed elsewhere in this report); (viii) risk of professional malpractice and other similar claims inherent in the provision of medical services; (ix) the Company's dependence on the ability and experience of its executive officers; (x) the Company's inability to raise additional capital or refinance existing debt; and (xi) potential volatility in the market price of the Company's common stock. The Company cautions that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates obtainable on its Credit Facility. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs by selecting favorable interest periods for tranches of the Credit Facility based on the current market interest rates. The Company has the option of fixing current interest rates for interest periods of 1, 2, 3 or 6 months.

The Company is also a party to a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of one of the Company's lenders as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 5.93% and the ninety-day LIBOR rate and are settled quarterly. As of December 31, 1999, approximately 49% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in July 2000. The Company does not enter into derivative or interest rate transactions for speculative purposes.

At December 31, 1999, $36.7 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 9.3%. The Company does not have any other material market-sensitive financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is submitted in a separate section of this report (see pages 20 through 38).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the sections entitled "Executive Officers" and "Nominees for Election as Directors" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 13, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 13, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners, Directors and Management" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 13, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held June 13, 2000.

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

10(b)*            Registrant's 1990 Non-Qualified Stock Option Plan, as
                  amended** (6)(8)
10(c)*            Employment agreement between the Registrant and William H.
                  West, M.D. dated January 1, 1995*
10(d)*            Employment agreement between the Registrant and Joseph T.
                  Clark dated July 1, 1995**(7)
10(e)             Service Agreement between the Registrant and stockholders of
                  Oncology Hematology Group of South Florida (filed as Exhibit
                  10(n) to Registrant's Form 8-K filed January 17, 1996 (File
                  No. 0-15416) and incorporated herein by reference)
10(f)**           Amendment to 1990 Registrant's Non-Qualified Stock Option Plan
                  adopted April 20, 1995 (7)
10(g)             Service Agreement between the Registrant and stockholders of
                  Jeffrey L. Paonessa, M.D., P.A. (filed as Exhibit 10(t) to
                  Registrant's Form 8-K filed July 5, 1996 (File No. 0-15416)
                  and incorporated herein by reference)
10(h)             Service Agreement between the Registrant and stockholders of
                  Southeast Florida Hematology Oncology Group, P.A. (filed as
                  Exhibit 10(u) to Registrant's Form 8-K filed July 15, 1996
                  (File No 0-15416) and incorporated herein by reference)
10(i)**           Amendment No. 3 to 1990 Registrant's Non-qualified Stock
                  Option Plan adopted December 16, 1995 (8)
10(j)             Service Agreement between the Registrant, Rosenberg & Kalman,
                  M.D., P.A., and stockholders of R&K, M.D., P.A. (filed as
                  Exhibit 10(x) to Registrant's Form 8-K filed September 18,
                  1996 (File No. 1-09922) and incorporated herein by reference)
10(k)             Loan Agreement dated April 21, 1997 between Registrant,
                  NationsBank of Tennessee, N.A., AmSouth Bank of Tennessee and
                  Union Planters National Bank (10)
10(l)             Registrant's 1996 Stock Incentive Plan (9)
10(m)             Second amendment to First Amended and Restated Loan Agreement dated March 31, 1999 between Registrant, NationsBank of
                  Tennessee, N.A., AmSouth Bank of Tennessee and Union Planters
                  National Bank (11)
10(n)             First Amendment to Revolving Credit Note dated March 31, 1999 between Registrant, NationsBank of Tennessee, N.A., AmSouth
                  Bank of Tennessee and Union Planters National Bank (11)
10(o)             Credit Agreement dated June 10, 1999 between Registrant,
                  AmSouth Bank, Union Planters National Bank and NationsBank,
                  N.A. (12)
10(p)             Swap Agreement dated June 25, 1999 between Registrant and
                  NationsBank, N.A. (12)
10(q)             Employment Agreement between Registrant and Anthony M.
                  LaMacchia (filed as an exhibit to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)
10(r)             First Amendment to Credit Agreement dated September 30, 1999, between Registrant, AmSouth Bank, Union Planters Bank, N.A.
                  and Bank of America, N.A.
11                Statement regarding  Computation of Per Share Earnings
13                Annual Report to Shareholders for the year ended December 31,
                  1999 -- to be filed
21                List of Subsidiaries
23                Consent of Independent Auditors
27                Financial Data Schedule

------------------

* These documents may be obtained by stockholders of Registrant upon written request to: Response Oncology, Inc., 1805 Moriah Woods Blvd., Memphis, Tennessee 38117
**       Management Compensatory Plan
(1)      Incorporated by reference to the Registrant's 1989 10-K, dated July 31,
         1989
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933 (File No. 33-5016) effective April 21, 1986
(3) Incorporated by reference in the initial filing of the Registrants' 1990 10-K, dated July 18, 1990, filed July 20, 1990 and amended on September 19, 1990
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-21333) effective April 26, 1988
(5)      Incorporated by reference to the Registrant's 1991 10-K, dated July 26,
         1991
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-45616) effective February 11, 1992
(7)      Incorporated by reference to the Registrant's 1995 10-K, dated March
         29, 1996
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 333-14371) effective October 11, 1996

(9) Incorporated by reference to the Registrant's Statement on Form S-8 under the Securities Act of 1933 (File No. 333-28973) effective June 11, 1997
(10)     Incorporated by reference to the Registrant's 1997 10-K dated March 31,
         1998
(11)     Incorporated by reference to the Registrant's 1998 10-K dated March 31,
         1999
(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(b)      Reports on Form 8-K filed in the fourth quarter of 1999 - None
(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report
(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE ONCOLOGY, INC.
                                               By: /s/ Anthony M. LaMacchia
                                                   -----------------------------
                                                   Anthony M. LaMacchia
                                                   President, Chief Executive
                                                   Officer, and  Director


                                                   Date: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

  By: /s/ Frank M. Bumstead                    By: /s/ Peter A. Stark
      ------------------------------               -----------------------------
      Frank M. Bumstead                            Peter A. Stark
      Vice-Chairman of the Board                   Vice President, Finance

      Date: March 30, 2000                         Date: March 30, 2000

  By: /s/ Anthony M. LaMacchia                 By: /s/ P. Anthony Jacobs
      ------------------------------               -----------------------------
      Anthony M. LaMacchia                         P. Anthony Jacobs
      President, Chief Executive                   Director
      Officer, and Director

      Date: March 30, 2000                         Date: March 30, 2000

  By: /s/ James R. Seward                      By: /s/ William H. West, M.D.
      ------------------------------               -----------------------------
      James R. Seward                              William H. West, M.D.
      Director                                     Chairman of the Board


      Date: March 30, 2000                         Date: March 30, 2000

Independent Auditors' Report
The Board of Directors
Response Oncology, Inc.:

We have audited the accompanying consolidated balance sheets of Response Oncology, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Oncology, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                      KPMG LLP



Memphis, Tennessee
March 10, 2000, except as to the fourth Paragraph of Note E, which is as of March 30, 2000

PART I - FINANCIAL INFORMATION
ITEM 1:         FINANCIAL STATEMENTS
                RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands except for share data)



                                                                                             December 31,
                                                                                      --------------------------
                                                                                         1999            1998
                                                                                      ----------      ----------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                         $   7,195       $   1,083
    Accounts receivable, less allowance for doubtful accounts
         of $2,632 and $2,772                                                            16,007          22,844
    Supplies and pharmaceuticals                                                          3,485           3,406
    Prepaid expenses and other current assets                                             4,778           6,276
    Due from affiliated physician groups                                                 16,884          18,630
    Deferred income taxes                                                                   114              --
                                                                                      ---------       ---------

         TOTAL CURRENT  ASSETS                                                           48,463          52,239

    Property and equipment, net                                                           4,222           5,273
    Deferred charges, less accumulated amortization of $86 and $496                         380              50
    Management service agreements, less accumulated amortization of $8,206
           and $5,160                                                                    66,113          68,087
    Other assets                                                                            467           1,104
                                                                                      ---------       ---------
         TOTAL ASSETS                                                                 $ 119,645       $ 126,753
                                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                  $  15,665       $  16,528
    Accrued expenses and other liabilities                                                5,440           7,350
    Current portion of notes payable                                                      3,745          11,107
    Current portion of capital lease obligations                                            267             357
    Deferred income taxes                                                                    --             473
                                                                                      ---------       ---------
         TOTAL CURRENT LIABILITIES                                                       25,117          35,815

    Notes payable, less current portion                                                  35,445          32,290
    Capital lease obligations, less current portion                                         580             962
    Deferred income taxes                                                                 9,802           7,295
    Minority interest                                                                       924             981

STOCKHOLDERS' EQUITY
    Series A convertible preferred stock, $1.00 par value (aggregate liquidation preference $183), authorized 3,000,000 shares; issued and outstanding
         16,631 and 26,631 shares, respectively                                              17              27
    Common stock, $.01 par value, authorized 30,000,000 shares; issued and
          outstanding 12,270,406 and 12,049,331 shares, respectively                        123             120
    Paid-in capital                                                                     101,979         101,912
    Accumulated deficit                                                                 (54,342)        (52,649)
                                                                                      ---------       ---------
                                                                                         47,777          49,410
                                                                                      =========       =========
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 119,645       $ 126,753
                                                                                      =========       =========





See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except for share data)



                                                                    Years Ended December 31,
                                                      --------------------------------------------------
                                                          1999               1998               1997
                                                      ------------       ------------       ------------
NET REVENUE                                           $    135,567       $    128,246       $    101,920

COSTS AND EXPENSES
     Salaries and benefits                                  25,810             25,227             20,828
     Pharmaceuticals and supplies                           80,210             67,290             49,132
     Other operating costs                                  11,529             13,887             10,955
     General and administrative                              6,487              7,315              4,278
     Depreciation and amortization                           4,509              5,579              4,704
     Interest                                                3,305              2,946              3,125
     Provision for doubtful accounts                         2,625              2,947              1,529
     Impairment of management service agreements
       and associated assets                                 1,840             24,877               --
                                                      ------------       ------------       ------------
                                                           136,315            150,068             94,551
                                                      ------------       ------------       ------------

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY
INTEREST                                                      (748)           (21,822)             7,369
     Minority owners' share of net earnings                   (700)              (749)              (591)
                                                      ------------       ------------       ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                         (1,448)           (22,571)             6,778
     Income tax provision (benefit)                            245             (5,123)             2,576
                                                      ------------       ------------       ------------

NET EARNINGS (LOSS)                                         (1,693)           (17,448)             4,202
Common stock dividend to preferred stockholders                 (2)                (3)                (3)
                                                      ------------       ------------       ------------

NET EARNINGS (LOSS) TO COMMON STOCKHOLDERS            $     (1,695)      $    (17,451)      $      4,199
                                                      ============       ============       ============

EARNINGS (LOSS) PER COMMON SHARE:
     Basic                                            $      (0.14)      $      (1.45)      $       0.36
                                                      ============       ============       ============
     Diluted                                          $      (0.14)      $      (1.45)      $       0.36
                                                      ============       ============       ============

Weighted average number of common shares:
     Basic                                              12,014,153         12,039,480         11,505,775
                                                      ============       ============       ============
     Diluted                                            12,014,153         12,039,480         11,662,157
                                                      ============       ============       ============


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands except for share data)




                                               Series A Convertible
                                                 Preferred Stock            Common Stock
                                            -----------------------    ----------------------
                                                         Par Value                Par Value                              Total
                                                         $1.00 Per                $.01 Per    Paid-In   Accumulated  Stockholders'
                                               Shares      Share       Shares       Share     Capital     Deficit       Equity
                                            ----------   ---------- -----------   ---------   --------  -----------  -------------
Balances at December 31, 1996                  27,233    $     27     8,947,018   $    89     $ 77,454   $(39,403)      $38,167
    Net earnings                                                                                            4,202         4,202
    Exercise of common stock options                                      4,498         1           26                       27
    Conversion of note payable to parent                              3,020,536        30       23,922                   23,952
    Dividend on preferred stock                                             306
                                             --------    --------   -----------   -------     --------   --------       -------
Balances at December 31, 1997                  27,233          27    11,972,358       120      101,402    (35,201)       66,348
    Net loss                                                                                              (17,448)      (17,448)
    Exercise of common stock options                                     54,164                    320                      320
    Common stock issued in connection
     with practice affiliations                                          22,406                    190                      190
    Conversion of preferred stock                (602)                      110
    Dividend on preferred stock                                             293
                                             --------   -----------  ----------   -------     --------   --------       -------
Balances at December 31, 1998                  26,631          27    12,049,331       120      101,912    (52,649)       49,410
    Net loss                                                                                               (1,693)       (1,693)
    Common stock issued in connection
       with practice affiliations                                        36,870         1          112                      113
    Common stock issued under
       compensation plan                                                300,000         3          297                      300
    Common stock received in connection
       with practice termination                                       (117,811)       (1)        (352)                    (353)
    Conversion of preferred stock             (10,000)        (10)        1,833                     10
    Dividend on preferred stock                                             183
                                             --------    --------    ----------   -------     --------   --------       -------
Balances at December 31, 1999                  16,631    $     17    12,270,406   $   123     $101,979   $(54,342)      $47,777
                                             ========    ========    ==========   =======     ========   ========       =======


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                                           Years Ended December 31,
                                                                                    --------------------------------------
                                                                                      1999           1998           1997
                                                                                    --------       --------       --------
OPERATING ACTIVITIES
    Net earnings (loss)                                                             $ (1,693)      $(17,448)      $  4,202
    Adjustments to reconcile net earnings (loss) to net cash
          provided by operating activities:
      Depreciation and amortization                                                    4,509          5,579          4,704
      Impairment of management service agreements and associated
         assets                                                                        1,840         24,877             --
      Deferred income taxes                                                            1,979         (5,800)           988
      Provision for doubtful accounts                                                  2,625          2,947          1,529
      Minority owners' share of net earnings                                             700            749            591
      Changes in operating assets and liabilities net of effect of acquisitions:
         Accounts receivable                                                           4,212         (8,881)        (4,141)
         Supplies and  pharmaceuticals,  prepaid expenses and other
             current assets                                                            1,359         (2,624)        (2,408)
         Deferred charges and other assets                                              (178)          (175)        (1,958)
         Due from affiliated physician groups                                           (108)        (4,955)        (3,783)
         Accounts payable and accrued expenses                                        (2,450)         8,512          6,849
                                                                                    --------       --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             12,795          2,781          6,573
                                                                                    --------       --------       --------

INVESTING ACTIVITIES
    Purchase of equipment                                                               (741)        (1,702)          (978)
    Investment in joint venture                                                           --             --             73
    Acquisition of nonmedical assets of affiliated physician groups                       --         (1,011)          (332)
                                                                                    --------       --------       --------
NET CASH USED IN INVESTING ACTIVITIES                                                   (741)        (2,713)        (1,237)
                                                                                    --------       --------       --------

FINANCING ACTIVITIES
    Financing costs incurred                                                            (416)            --           (388)
    Proceeds from exercise of stock options and warrants                                  --            320             27
    Distributions to joint venture partners                                             (757)          (805)            --
    Proceeds from notes payable                                                        1,734          8,191         12,724
    Principal payments on notes payable                                               (6,202)        (8,907)       (16,623)
    Proceeds from note payable to parent                                                  --             --          1,006
    Principal payments on capital lease obligations                                     (301)          (209)           (72)
                                                                                    --------       --------       --------
NET CASH USED IN FINANCING ACTIVITIES                                                 (5,942)        (1,410)        (3,326)
                                                                                    --------       --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       6,112         (1,342)         2,010
    Cash and cash equivalents at beginning of period                                   1,083          2,425            415
                                                                                    --------       --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  7,195       $  1,083       $  2,425
                                                                                    ========       ========       ========


                                                                      Continued:


                                                                   Years Ended December 31,
                                                              -----------------------------------
                                                               1999           1998         1997
                                                              -------       --------      -------
Supplemental schedule of noncash investing and financing
activities
    Effect of practice affiliations:
      Intangible assets                                       $ 1,036       $ 1,040       $   281
      Property and equipment                                       15            20            42
      Acquired accounts receivable, net                            --           139            29
      Other assets                                               (695)           --            22
                                                              -------       -------       -------
      Total assets acquired, net of cash                          356         1,199           374
                                                              -------       -------       -------
      Liabilities assumed                                          --            --           (42)
      Issuance of notes payable                                  (244)           --            --
      Issuance of common stock                                   (112)         (188)           --
                                                              -------       -------       -------
      Payments for practice affiliation operating assets           --       $ 1,011       $   332
                                                              =======       =======       =======
Cash paid for interest                                        $ 3,831       $ 3,010       $ 3,408
                                                              =======       =======       =======
Cash paid for income taxes                                    $    55       $ 2,202       $ 1,821
                                                              =======       =======       =======


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999

NOTE A--ORGANIZATION AND DESCRIPTION OF BUSINESS

Response Oncology, Inc. (the "Company") is a comprehensive cancer management company which owns and/or operates a network of outpatient treatment centers ("IMPACT(R) Centers"), that provide stem cell supported high dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists; owns the assets of and manages oncology practices; and conducts outcomes research on behalf of pharmaceutical manufacturers.

Prior to July 25, 1997, the Company was a subsidiary of Seafield Capital Corporation ("Seafield"). On July 1, 1997, Seafield's Board of Directors declared a dividend to its shareholders of record on July 11, 1997, of all shares of common stock of the Company owned by Seafield. On July 25, 1997,
1.2447625 shares of the Company's common stock were distributed for each share of Seafield common stock outstanding. The Seafield shareholders paid no consideration for any shares of the Company's stock received in the distribution.

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

DUE FROM AFFILIATED PHYSICIANS: Due from affiliated physicians consists of management fees earned and due pursuant to related Service Agreements. In addition, the Company may also fund certain working capital needs of affiliated physicians from time to time.

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

MANAGEMENT SERVICE AGREEMENTS: The recorded value of Service Agreements results from the excess of the purchase price over the fair value of net assets of acquired practices. The Service Agreements are noncancelable except for performance defaults, as defined. In the event a practice breaches the agreement, or if the Company terminates with cause, the practice is required to purchase all tangible assets at fair market value and pay substantial liquidated damages.

At each reporting period, the Company reviews the carrying value of Service Agreements on a practice-by-practice basis to determine if facts and circumstances exist which would suggest that the value of the Service Agreements may be impaired or that relevant amortization periods need to be modified. Among the factors considered by the Company in making the evaluation are changes in the practices' market position, reputation, profitability and geographical penetration. Using these factors, if circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows before interest charges of the specific practice and determine if the Service Agreements are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying value of intangible assets to fair value. Certain Service Agreements were determined to be impaired during 1999 and 1998, as more fully discussed in Note C.

Based on guidance from the Securities and Exchange Commission, the Company announced a change in the amortization period of Service Agreements acquired in practice management affiliations to 25 years from 40 years beginning July 1, 1998. The Company estimates that the change in the amortization period will result in additional annual amortization expense of approximately $1,200,000 in subsequent years, exclusive of the amortization expense associated with the impaired Service Agreements discussed in Note C.

DEFERRED CHARGES: Deferred charges includes costs capitalized in connection with obtaining long-term financing and are being amortized using the interest method over the terms of the related debt.

NET REVENUE: The Company's revenue from practice management affiliations includes reimbursement of practice operating expenses (other than amounts retained by physicians) and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or net operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied. Pharmaceutical sales to physicians are recorded based upon the Company's contracts with physician groups to manage the pharmacy component of the groups' practice. Revenue recorded for these contracts represents the cost of pharmaceuticals plus a fixed or percentage fee. Clinical research revenue is recorded based on contracts with various pharmaceutical manufacturers to provide clinical data regarding the use of their products.

The following table is a summary of net revenue by source.


                                                                           Years Ended December 31,
                                                                               (In thousands)
                                                              -----------------------------------------------
                                                                  1999             1998               1997
                                                              --------            -------           ---------
    Net patient service revenue                                $28,179            $37,957           $ 34,249
    Practice management service fees                            68,413             59,527             46,476
    Pharmaceutical sales to physicians                          37,530             26,849             18,302
    Clinical research revenue                                    1,445              3,913              2,893
                                                              --------           --------           --------
                                                              $135,567           $128,246           $101,920
                                                              ========           ========           ========


Revenue is recognized when earned. Sales and related cost of sales are generally recognized upon delivery of goods or performance of services.

INCOME TAXES: The asset and liability method is used whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS (LOSS) PER COMMON SHARE: Earnings (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period, plus (in periods in which they have a dilutive effect) common stock equivalents, primarily stock options and warrants.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of all asset and liability financial instruments approximate their estimated fair values at December 31, 1999 and 1998. Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

USE OF ESTIMATES: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

Certain significant economic issues, especially the introduction of new and more costly cancer drugs and the Company's related inability to convert the subject physician practices to a more equitable revenue sharing model, began to materially and negatively impact these practices during 1998. Practice operating losses and other factors led the Company to evaluate the recoverability of related Service Agreements and other assets. This evaluation and the factors described in the following paragraph led to the recognition of impairment charges in the accompanying 1998 financial statements, which included the complete write-off of the subject Service Agreement assets.

Given the results of the evaluation described above, the Company began actively negotiating with the subject physician practices, principally regarding potential exit strategies and/or Service Agreement modifications. On February 1, 1999, and March 31, 1999, the Company executed termination agreements with two of the three physician practices. The terms of the agreements provided for the termination of the Service Agreements and return of certain net tangible assets to the physician practices. The Company currently has no plans to terminate the Service Agreement with the third physician group.

In the fourth quarter of 1999, the Company terminated its Service Agreement with one single-physician practice in Florida. During the same period, the Company began negotiations to terminate another Service Agreement with a single-physician practice. The Company experienced deteriorating returns on this particular Service Agreement and concluded that continuing the relationship was not economically feasible. At December 31, 1999, the Company recorded an impairment charge, based on similar evaluation processes as described above, related to the Service Agreements and associated assets. The Company anticipates that the second Service Agreement will be terminated in the second quarter of 2000.

NOTE D--PROPERTY AND EQUIPMENT

Balances of major classes of property and equipment at December 31, 1999 and 1998 are as follows:
(In thousands)


                                                                    1999           1998
                                                                  -------         -------
Lab and pharmacy equipment                                        $ 5,423         $ 5,329
Furniture and office equipment                                      5,666           5,318
Equipment under capital leases                                      2,597           2,827
Leasehold improvements                                              2,902           2,949
                                                                  -------         -------
                                                                   16,588          16,423
Less accumulated depreciation and amortization                     12,366          11,150
                                                                  -------         -------
                                                                  $ 4,222         $ 5,273
                                                                  =======         =======


NOTE E--NOTES PAYABLE

Notes payable at December 31, 1999 and 1998 consist of the following:
(In thousands)


                                                                                1999             1998
                                                                               -------          -------
Credit Facility (see below)                                                    $36,667          $37,777
Various subordinated notes payable to affiliated physicians and physician practices, bearing interest ranging from 4% to 9%,
   with maturity dates through 2003                                              2,457            5,478
Other notes payable collateralized by furniture and equipment, with interest rates between 8% and 10%, payable in monthly installments
   of principal and interest through 2005                                           66              142
                                                                               -------          -------
Total notes payable                                                             39,190           43,397
Less current portion                                                             3,745           11,107
                                                                               =======          =======
                                                                               $35,445          $32,290
                                                                               =======          =======



The Company has a $42.0 million Credit Facility, which matures June 2002, to fund the Company's working capital needs. The Credit Facility, comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. At December 31, 1999, $36.7 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 9.3%. The Company is subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth.

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

In November 1999, the Company and its lenders amended certain terms of the Credit Facility. As a result of this amendment, the Revolving Credit Facility was reduced from $7.0 million to $6.0 million and the interest rate was adjusted to LIBOR plus a spread of 3.25%. The Company's obligation for commitment fees was adjusted from a maximum of .5% to .625% of the unused portion of the Revolving Credit Facility. Repayment of the January 1, 2000 quarterly installment was accelerated. In addition, certain affirmative and negative covenants were added or modified, including minimum EBITDA requirements for the fourth quarter of 1999 and the first quarter of 2000. Certain covenants were also waived for the quarters ending September 30, 1999 and December 31, 1999.

On March 30, 2000, the Company and its lenders amended various terms of the Credit Facility. As a result of this amendment, certain affirmative and negative covenants were added (including minimum quarterly cash flow requirements through March 2001), and certain other existing covenants were modified. Additionally, certain principal repayment terms were modified and certain future and current compliance with specific covenants was waived. Finally, the maturity date of the Credit Facility was accelerated to June 2001. The Company expects to have a longer-term facility in place prior to the June 2001 maturity date, but there can be no assurances that such facility will in fact be consummated.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.50 to $17.50.

The aggregate maturities of long-term debt at December 31, 1999 are as follows:
(In thousands)

                  2000                                     $3,745
                  2001                                     34,966
                  2002                                        236
                  2003                                        227
                  2004                                          9
                  Thereafter                                    7
                                                    --------------
                                                          $39,190
                                                    ==============

NOTE F -- LEASES

The Company leases certain office facilities and equipment under lease agreements with original terms ranging from one to forty years that generally provide for one or more renewal options.

Interest has been imputed on capital leases at rates of 6% to 12%. Accumulated amortization of assets recorded under capital leases totaled $1,821,000 and $1,595,000 at December 31, 1999 and 1998, respectively. Amortization of leased assets is included in depreciation and amortization expense.

Total rental expense under operating leases amounted to $3,838,000, $3,527,000 and $2,619,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company is generally obligated to the lessors for its proportionate share of operating expenses of the leased premises. At December 31, 1999, future minimum lease payments under capital and operating leases with initial terms of one year or more are as follows (in thousands):


                                                                           Capital Leases         Operating Leases
                                                                         -------------------     --------------------
Year ending December 31:
                                 2000                                           $316                  $ 2,589
                                 2001                                            307                    2,050
                                 2002                                            283                    1,631
                                 2003                                             31                    1,333
                                 2004                                             --                    1,134
                                 Thereafter                                       --                    8,941
                                                                                ----                  -------
Total minimum payments                                                           937                  $17,678
                                                                                                      =======

        Less imputed interest                                                     90
                                                                                ----
Present value of minimum rental payments                                         847
Less current portion                                                             267
                                                                                ----
Capital lease obligations,
        less current portion                                                    $580
                                                                                ====


NOTE G --- INCOME TAXES

The components of the actual expense or benefit for the years ended 1999, 1998 and 1997 are as follows (in thousands):



                                              1999         1998           1997
                                            --------      -------       -------
Federal current tax expense (benefit)       $(1,734)      $   545       $ 1,334
State current tax expense                        --           132           254
Deferred federal tax expense (benefit)        1,934        (4,885)          883
Deferred state tax expense (benefit)             45          (915)          105
                                            =======       =======       =======
                                            $   245       ($5,123)      $ 2,576
                                            =======       =======       =======


The actual tax expense or benefit for the years ended December 31, 1999, 1998, and 1997, respectively, differs from the expected tax expense or benefit for those years (computed by applying the federal corporate tax rate of 34% to earnings or loss before income taxes) as follows (in thousands):


                                                       1999          1998          1997
                                                     -------       -------       -------
Computed expected tax expense (benefit)              $  (490)      $(7,674)      $ 2,304
Non-deductible expenses                                  197         1,206            23
Utilization of net operating loss carryforwards           --            --            12
State tax expense (benefit)                               --          (893)          237
Valuation allowance                                      779         2,238            --
Other                                                   (241)           --            --
                                                     =======       =======       =======
Actual income tax expense (benefit)                  $   245       ($5,123)      $ 2,576
                                                     =======       =======       =======


The approximate tax effects of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                      1999           1998
                                                    --------       --------
    Deferred tax assets:
       Net operating loss carryforwards             $  3,974       $  1,317
       Reserve for bad debts                             105           (473)
       Excess book depreciation/amortization             620          1,093
       Other                                             (35)            --
       Impairment of management service
           agreements and associated assets            3,541          7,401
                                                    --------       --------
    Total deferred assets                              8,205          9,338
    Valuation allowance                               (3,017)        (2,238)
                                                    --------       --------

    Net deferred tax assets                            5,188          7,100
      Deferred tax liability:
       Management service agreements                  14,876         14,868
                                                    --------       --------

    Net deferred tax liability                      $  9,688       $  7,768
                                                    ========       ========

The valuation allowance for the deferred tax assets as of December 31, 1999 is $3,017,000. Management believes that a valuation allowance is necessary with respect to the impairment of physician practices. This is due to the nature of a loss currently attributed to one of the five practices. The valuation allowance as of December 31, 1998 was $2,238,000. Thus, the net change in the total valuation allowance for the year ended December 31, 1999, was an increase of $779,000. Section 1502 of the Internal Revenue Code requires that certain adjustments be considered in determining the allowable loss on the worthless stock of a subsidiary. These adjustments were considered in determining the valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, income taxes paid in prior years eligible to be offset by net operating loss carrybacks, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future ordinary taxable income of $13,664,000 (after considering taxable income in previous years available for carryback) and future capital gain income of $7,948,000. Based upon the level of historical ordinary taxable income, management believes it is more likely than not the Company will realize the benefits of ordinary deductible differences. However, based upon the historical level of capital gain taxable income, management believes that it is less likely the Company will realize the entire deferred tax asset related to the impaired physician practices.

The amount of income that the Company may offset in future years by the net operating loss carryforwards incurred prior to an ownership change in 1990 will be limited, by the application of Internal Revenue Code Section 382, to $473,000 annually through the year 2005. The unused portion of the net operating losses may be carried forward and realized in future years subject to this limitation. The net operating loss incurred in 1999 is not limited by IRC Section 382, and will be carried forward and utilized in future years.

As of December 31, 1999, the Company had available for federal income tax purposes net operating loss carryforwards totaling $9,655,000. Of this amount, $2,997,000 of the net operating loss carryforward is subject to the annual limitations discussed above. In addition, as of December 31, 1999, the Company had $14,808,000 in state net operating loss carryforwards available. The difference between the federal and state net operating loss carryforwards is a result of the losses being carried back to the previous two years for federal purposes. The use of net operating loss carryforwards, for income tax purposes, is also dependent upon future taxable income.

NOTE H -- COMMON STOCK, CONVERTIBLE PREFERRED STOCK, WARRANTS, AND OPTIONS

COMMON STOCK: On February 26, 1997, a $23.5 million note payable to Seafield and accrued interest thereon was converted into 3,020,536 shares of the Company's common stock at a rate of $8 per share. Seafield subsequently distributed all of the Company's common stock owned by Seafield to its shareholders as discussed in Note A.

In November 1999, 300,000 shares of common stock were sold to an executive of the Company in accordance with the terms of his employment contract. The shares were purchased at market value through the issuance of a note. The note is payable in full on its fifth anniversary and bears interest at the applicable federal mid-term rate in effect on the date of such loan.

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

During the years ended December 31, 1999 and 1998, 10,000 and 602 shares of Series A Convertible Preferred Stock were converted into 1,833 and 110 shares of common stock, respectively.

In December 1999, 1998, and 1997, the Board of Directors approved a common stock dividend of 183, 293 and 306 shares to the holders of the Series A Convertible Preferred Stock of record as of December 15, 1999, 1998, and 1997, respectively, that was paid January 2000, 1999, and 1998, respectively. The market value of the common stock distributed was approximately $2,000 at December 15, 1999 and $3,000 at December 15, 1998 and 1997. The dividends have been reflected in the "Statement of Operations," and the weighted average number of common shares in the determination of net earnings (loss) to common stockholders and the earnings
(loss) per common share calculations. The par value of the common stock distributed was charged to paid-in capital.

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

The 1990 Non Qualified Stock Option Plan (the "1990 Plan"), as amended in 1995, allows for the granting of up to 1,125,000 non qualified stock options to eligible officers, directors, key employees, and consultants of the Company at an exercise price of not less than the market price of the common stock on the date of grant with an option period up to 10 years.

The 1996 Incentive and Non Qualified Stock Option Plan (the "1996 Plan"), as amended in 1997, allows for the granting of up to 1,130,000 options to eligible officers, directors, advisors, medical directors, consultants, and key employees of the Company at an exercise price of not less than the market price of the common stock on the date of grant with an option period up to 10 years.

A summary status of the 1985 Plan as of December 31, 1999, 1998, and 1997 and changes during the years then ended is presented below:


                                                 1999                            1998                          1997
                                       -------------------------         -----------------------      -----------------------
                                                        Weighted                        Weighted                    Weighted
                                                         Average                         Average                     Average
                                        Number          Exercise           Number       Exercise       Number        Exercise
           Fixed Options               of shares          Price          of shares        Price       of shares        Price
           -------------               ---------       ---------         ---------      --------      ---------      --------
Outstanding at beginning of year         60,203          $3.85             61,203        $3.81          71,100        $ 5.76
Exercised                                   --              --             (1,000)        1.88            (300)         3.12
Forfeited                               (9,103)           3.59                --            --          (9,597)        17.12
                                        ======                             ======                       ======
Outstanding at end of year              51,100            3.79             60,203         3.85          61,203          3.81
                                        ======                             ======                       ======

Options exercisable end of year         51,100                             60,006                       60,485
                                        ======                             ======                       ======



A summary status of the 1990 Plan as of December 31, 1999, 1998, and 1997 and changes during the years then ended is presented below:


                                                  1999                        1998                            1997
                                      ---------------------------     -----------------------         -----------------------
                                                        Weighted                    Weighted                         Weighted
                                                         Average                    Average                           Average
                                        Number          Exercise        Number      Exercise           Number        Exercise
           Fixed Options              of shares          Price        of shares       Price           of shares        Price
           -------------              ---------         --------      ---------     ---------         ---------      ---------
Outstanding at beginning of year        779,108          $6.34         810,034        $6.75           1,053,150       $11.24
Granted                                 220,000            .69          54,500         6.75             658,779         6.44
Exercised                                    --             --         (47,103)        6.00                (721)        6.00
Forfeited                              (215,136)          5.96         (38,323)        6.00            (901,174)       11.66
                                      =========                        =======                        =========
Outstanding at end of year              783,972           4.86         779,108         6.34             810,034         6.75
                                      =========                        =======                        =========

Options exercisable end of year         569,609                        754,420                          741,054
                                      =========                        =======                        =========


A summary status of the 1996 Plan for the years ended December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:


                                                  1999                         1998                             1997
                                        -------------------------     -----------------------     ---------------------------
                                                        Weighted                    Weighted                     Weighted
                                                         Average                     Average                      Average
                                         Number         Exercise        Number       Exercise      Number         Exercise
           Fixed Options                of shares        Price        of shares       Price       of shares         Price
           -------------                ---------       --------      ---------     ---------     ---------      ----------
Outstanding at beginning of year        1,101,690         $6.54       1,086,989       $6.55         570,400        $11.81
Granted                                   579,000           .85          61,000        6.62       1,025,467          6.06
Exercised                                      --            --          (8,061)       6.00          (3,478)         6.00
Forfeited                               (660,757)          5.98         (38,238)       6.97        (505,400)        10.30
                                        =========                     =========                   =========
Outstanding at end of year              1,019,933          3.67       1,101,690        6.54       1,086,989          6.55
                                        =========                     =========                   =========

Options exercisable end of year           665,601                     1,017,146                     535,846
                                        =========                     =========                   =========



The following table summarizes information about fixed stock options outstanding at December 31, 1999:


                                          Options Outstanding                            Options Exercisable
                            --------------------------------------------------      ------------------------------
                                            Weighted Average        Weighted                             Weighted
                                              Remaining              Average                              Average
      Range of                Number          Contractual            Exercise          Number             Exercise
   Exercise Prices          Outstanding       Life (Years)            Price         Exercisable            Price
   ----------------         -----------     ----------------        ---------       -----------          ---------
   $0.69   -  $0.69           720,000            9.84                $ 0.69           170,000             $ 0.69
   $0.94   -  $5.63           191,400            4.75                $ 2.46           188,067             $ 2.41
   $6.00   -  $6.00           508,505            7.40                $ 6.00           501,507             $ 6.00
   $6.25  -  $10.00           302,650            7.33                $ 7.59           294,286             $ 7.65
   $10.63 -  $16.50           131,450            5.72                $13.00           131,450             $12.90
   $16.88 -  $16.88             1,000            5.75                $16.88             1,000             $16.88


The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS 123.

The per share weighted average fair value of stock options granted during 1999, 1998 and 1997 was $.61, $4.47 and $6.21 on the date of grant. The fair values were calculated by using the "Black Scholes" option-pricing model with the following average assumptions: 1999 - expected dividend yield of 0%, risk-free interest rate of 6.5%, expected volatility factor of 100% and an expected life of five years, 1998 - expected dividend yield of 0%, risk-free interest rate of 5.5%, expected volatility factor of 80% and an expected life of five years; 1997
- expected dividend yield of 0%, risk-free interest rate of 5.5%, expected volatility factor of 80% and an expected life of five years.

Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) and earnings (loss) per common share would have been reduced by the proforma amounts indicated below (in thousands except for per share data):


                                                                1999                    1998                    1997
                                                               ------                  ------                  ------
    Net earnings (loss)                                        $  517                  $1,767                  $5,338
    Basic earnings (loss) per common share                     $ 0.04                  $ 0.15                  $ 0.46
    Diluted earnings (loss) per common share                   $ 0.04                  $ 0.15                  $ 0.46


Pro forma net earnings (loss) reflect only options granted subsequent to 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation costs are reflected over the options' vesting period of five years for the 1999, 1998 and 1997 options.

NOTE I -- BENEFIT PLAN

The Company established a 401(k) Profit Sharing Plan (the "Plan") which allows qualifying employees electing participation to defer a portion of their income on a pretax basis through contributions to the Plan. For each dollar of employee contributions, the Company makes a discretionary percentage matching contribution to the Plan. In addition, eligible employees share in any additional discretionary contributions which are based upon the profitability of the

Company. All contributions made by the Company are determined by the Company's Board of Directors. For the Plan year ended December 31, 1999, the approved matching percentage is 35% up to a maximum of $1,750 per employee. Expense recognized for the Company's contributions to the plan amounted to $177,000, $130,000 and $120,000 in 1999, 1998, and 1997, respectively.

NOTE J - PROFESSIONAL AND LIABILITY INSURANCE

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 2000, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses. As of December 31, 1999 the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company's financial condition or results of operations.

NOTE K - SEGMENT INFORMATION

The Company's reportable segments are strategic business units that offer different services. The Company has three reportable segments: IMPACT Services, Physician Practice Management and Cancer Research Services. The IMPACT Services segment provides stem cell supported high dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists and pharmacy management services for certain medical oncology practices through IMPACT Center pharmacies. The Physician Practice Management segment owns the assets of and manages oncology practices. The Cancer Research Services segment conducts clinical cancer research on behalf of pharmaceutical manufacturers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate interest expense, taxes or corporate overhead to the individual segments. The Company evaluates performance based on profit or loss from operations before income taxes and unallocated amounts.

(In thousands)

                                                              Physician
                                              IMPACT          Practice     Cancer Research
                                             Services        Management       Services        Total
                                             --------        ----------    ---------------   --------
For the year ended December 31, 1999:
Net revenue                                  $ 65,709        $ 68,413        $  1,445        $135,567
Total operating expenses                       59,120          59,280           1,438         119,838
Impairment of management service
   agreements and associated assets                --           1,840              --           1,840
                                             --------        --------        --------        --------
Segment contribution                            6,589           7,293               7          13,889
Depreciation and amortization                     536           3,777              --           4,313
                                             ========        ========        ========        ========
Segment profit                               $  6,053        $  3,516        $      7        $  9,576
                                             ========        ========        ========        ========

Segment assets                               $ 18,448        $ 87,483        $  1,669        $107,600
                                             ========        ========        ========        ========

Capital expenditures                         $    112        $    741        $     --        $    853
                                             ========        ========        ========        ========



                                                             Physician
                                              IMPACT          Practice     Cancer Research
                                             Services        Management       Services        Total
                                             --------        ----------    ---------------   --------
For the year ended December 31, 1998:
Net revenue                                 $  64,806       $  59,527        $  3,913        $ 128,246
Total operating expenses                       53,806          53,570           2,059          109,435
Impairment of management service
   agreements and associated assets                --          24,877              --           24,877
                                            ---------       ---------        --------        ---------
Segment contribution                           11,000         (18,920)          1,854           (6,066)
Depreciation and amortization                     921           4,208              --            5,129
                                            =========       =========        ========        =========
Segment profit (loss)                       $  10,079       ($ 23,128)       $  1,854        $ (11,195)
                                            =========       =========        ========        =========

Segment assets                              $  26,448       $  91,291        $  2,279        $ 120,018
                                            =========       =========        ========        =========

Capital expenditures                        $     340       $   2,711        $     18        $   3,069
                                            =========       =========        ========        =========


                                                            Physician
                                              IMPACT         Practice     Cancer Research
                                             Services       Management       Services        Total
                                             --------       ----------    ---------------   --------
For the year ended December 31, 1997:
Net revenue                                  $ 52,551        $ 46,476        $  2,893        $101,920
Total operating expenses                       42,596          37,918           1,217          81,731
                                             --------        --------        --------        --------
Segment contribution                            9,955           8,558           1,676          20,189
Depreciation and amortization                   1,610           2,950              --           4,560
                                             ========        ========        ========        ========
Segment profit                               $  8,345        $  5,608        $  1,676        $ 15,629
                                             ========        ========        ========        ========

Segment assets                               $ 19,850        $120,719        $  1,493        $142,062
                                             ========        ========        ========        ========

Capital expenditures                         $    221        $    676        $     11        $    908
                                             ========        ========        ========        ========


Reconciliation of profit (loss):

                                                                 Years Ended
                                                 ------------------------------------------
                                                   1999             1998             1997
                                                 --------         --------         --------
Segment profit (loss)                            $  9,576         ($11,195)        $ 15,629
Unallocated amounts:
  Corporate general and administrative              7,755            7,980            5,582
  Corporate depreciation and amortization             195              450              144
  Corporate interest expense                        3,074            2,946            3,125
                                                 --------         --------         --------

Earnings (loss) before income taxes              ($ 1,448)        ($22,571)        $  6,778
                                                 ========         ========         ========


Reconciliation of consolidated assets:


                                                          Years Ended
                                           ------------------------------------------
                                             1999            1998            1997
                                           --------        --------        --------
Segment assets                             $107,600        $120,018        $142,062
Unallocated amounts:
  Cash and cash equivalents                   7,195           1,083           2,425
  Prepaid expenses and other assets           3,966           4,782           3,644
  Property and equipment, net                   884             870             944
                                           --------        --------        --------

Consolidated assets                        $119,645        $126,753        $149,075
                                           ========        ========        ========


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(Dollar amounts in thousands)




               Col A                             Col B                 Col C - Additions           Col D              Col E
          --------------                      ------------      ----------------------------     -----------       -------------
                                                                                 Charged to
                                               Balance at       Charged to         Other          Deductions
                                              Beginning of      Costs and         Accounts -     - Describe         Balance at
          Classification                        Period           Expenses          Describe          (1)           End of Period
         ---------------                      ------------      ----------       -----------     -----------       -------------
Year ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful
accounts - accounts receivable                  $2,772            $2,625                             $2,765            $2,632
                                                ======            ======                             ======            ======

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
                                                ======            ======                             ======            ======



(1)      Accounts written off, net of recoveries