Form 10-Q
period 2000-03-31
RESPONSE ONCOLOGY INC
filed 2000-05-15
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from __________ to ___________

                  Commission file number 0-15416
                                         --------

                             RESPONSE ONCOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                Tennessee                                      62-1212264
    ---------------------------------                      -------------------
      (State or Other Jurisdiction                         (I. R. S. Employer
    of Incorporation or Organization)                      Identification No.)

  1805 Moriah Woods Blvd., Memphis, TN                           38117
----------------------------------------                   -------------------
(Address of principal executive offices)                       (Zip Code)

                                 (901) 761-7000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value, 12,290,406 shares as of May 8, 2000.

INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                      Page

          Consolidated Balance Sheets,
          March 31, 2000 and December 31, 1999----------------------  3

          Consolidated Statements
          of Earnings for the Three Months Ended
          March 31, 2000 and March 31, 1999-------------------------  4

          Consolidated Statements of
          Cash Flows for the Three Months Ended
          March 31, 2000 and March 31, 1999-------------------------  5

          Notes to Consolidated
          Financial Statements--------------------------------------  6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations--------------------------------------------- 10

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk----------------------------------------- 15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings----------------------------------------- 16

Item 2.   Changes in Securities and Use of Proceeds----------------- 16

Item 3.   Defaults Upon Senior Securities--------------------------- 16

Item 4.   Submission of Matters to a Vote of Security Holders------- 16

Item 5.   Other Information----------------------------------------- 16

Item 6.   Exhibits and Reports on Form 8-K-------------------------- 16

Signatures---------------------------------------------------------- 17

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands)

                                                                                March 31,     December 31,
                                                                                  2000            1999
                                                                               (Unaudited)      (Note 1)
                                                                                ---------      ---------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $   5,961      $   7,195
     Accounts receivable, less allowance for doubtful accounts
         of $2,715 and $2,632                                                      17,407         16,007
     Supplies and pharmaceuticals                                                   3,187          3,485
     Prepaid expenses and other current assets                                      5,043          4,778
     Due from affiliated physician groups                                          18,111         16,884
     Deferred income taxes                                                            114            114
                                                                                ---------      ---------
         TOTAL CURRENT  ASSETS                                                     49,823         48,463

     Property and equipment, net                                                    4,042          4,222
     Deferred charges, less accumulated amortization of $124 and $86                  342            380
     Management service agreements, less accumulated amortization of
         $8,968 and $8,206                                                         65,367         66,113
     Other assets                                                                     526            467
                                                                                =========      =========
         TOTAL ASSETS                                                           $ 120,100      $ 119,645
                                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                           $  16,625      $  15,665
     Accrued expenses and other liabilities                                         5,503          5,440
     Current portion of notes payable                                               4,047          3,745
     Current portion of capital lease obligations                                     268            267
                                                                                ---------      ---------
         TOTAL CURRENT LIABILITIES                                                 26,443         25,117

     Notes payable, less current portion                                           34,648         35,445
     Capital lease obligations, less current portion                                  512            580
     Deferred income taxes                                                          9,802          9,802
     Minority interest                                                              1,179            924

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $1.00 par value (aggregate involuntary liquidation preference $183) authorized 3,000,000
         shares; issued and outstanding 16,631 shares at each period end               17             17
     Common stock, $.01 par value, authorized 30,000,000 shares; issued and
         outstanding 12,290,406 and 12,270,406 shares                                 123            123
     Paid-in capital                                                              102,011        101,979
     Accumulated deficit                                                          (54,635)       (54,342)
                                                                                ---------      ---------
                                                                                   47,516         47,777
                                                                                ---------      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 120,100      $ 119,645
                                                                                =========      =========

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollar amounts in thousands except for share data)

                                                                    Three Months Ended
                                                              -----------------------------
                                                                March 31,        March 31,
                                                                  2000             1999
                                                              ------------      -----------
NET REVENUE                                                   $     35,586      $    36,309

COSTS AND EXPENSES
     Salaries and benefits                                           5,513            6,566
     Pharmaceuticals and supplies                                   24,165           20,487
     Other operating costs                                           2,480            3,429
     General and administrative                                      1,474            1,681
     Depreciation and amortization                                   1,135            1,117
     Interest                                                          827              863
     Provision for doubtful accounts                                   210              191
                                                              ------------      -----------
                                                                    35,804           34,334
                                                              ------------      -----------
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST             (218)           1,975
     Minority owners' share of net earnings                            255              112
                                                              ------------      -----------
 EARNINGS (LOSS) BEFORE INCOME TAXES                                  (473)           1,863
     Income tax provision (benefit)                                   (180)             708
                                                              ------------      -----------
NET EARNINGS (LOSS)                                           $       (293)     $     1,155
                                                              ============      ===========
EARNINGS (LOSS) PER COMMON SHARE:
           Basic                                              $      (0.02)     $      0.10
                                                              ============      ===========
           Diluted                                            $      (0.02)     $      0.10
                                                              ============      ===========
Weighted average number of common shares:
           Basic                                                12,282,139       12,049,331
                                                              ============      ===========
           Diluted                                              12,282,139       12,085,663
                                                              ============      ===========

 See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                                                  Three Months Ended
                                                                                 ----------------------
                                                                                 March 31,    March 31,
                                                                                   2000         1999
                                                                                  -------      -------
OPERATING ACTIVITIES
Net earnings (loss)                                                               ($  293)     $ 1,155
Adjustments to reconcile net earnings (loss) to net cash provided by (used
in) operating activities:
   Depreciation and amortization                                                    1,135        1,117
   Provision for doubtful accounts                                                    210          191
   Gain on sale of property and equipment                                             (28)          --
   Minority owners' share of net earnings                                             255          112
   Changes in operating assets and liabilities:
      Accounts receivable                                                          (1,610)         861
      Supplies and pharmaceuticals, prepaid expenses and other current assets          33          643
      Deferred charges and other assets                                               (30)          44
      Due from affiliated physician groups                                         (1,227)        (113)
      Accounts payable and accrued expenses                                         1,023       (1,531)
                                                                                  -------      -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  (532)       2,479

INVESTING ACTIVITIES
   Proceeds from sale of property and equipment                                        33           --
   Purchase of equipment                                                             (199)        (250)
                                                                                  -------      -------
NET CASH USED IN INVESTING ACTIVITIES                                                (166)        (250)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                             32           --
   Principal payments on notes payable                                               (501)        (198)
   Principal payments on capital lease obligations                                    (67)         (90)
                                                                                  -------      -------
NET CASH USED IN FINANCING ACTIVITIES                                                (536)        (288)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (1,234)       1,941
   Cash and cash equivalents at beginning of period                                 7,195        1,083
                                                                                  -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 5,961      $ 3,024
                                                                                  =======      =======


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company's") annual report on Form 10-K for the year ended December 31, 1999.

Net Revenue: The Company's net patient service revenue includes charges to patients, insurers, government programs and other third-party payers for medical services provided. Such amounts are recorded net of contractual adjustments and other uncollectible amounts. Contractual adjustments result from the differences between the amounts charged for services performed and the amounts allowed by government programs and other public and private insurers. The Company's revenue from practice management affiliations includes a fee equal to practice operating expenses incurred by the Company (which excludes expenses that are the obligation of the physicians, such as physician salaries and benefits) and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group's adjusted net revenue or net operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied. Pharmaceutical sales to physicians are recorded based upon the Company's contracts with physician groups to manage the pharmacy component of the groups' practice. Revenue recorded for these contracts represents the cost of pharmaceuticals plus a fixed or percentage fee. Clinical research revenue is recorded based on contracts with various pharmaceutical manufacturers to provide clinical data regarding the use of their products.

The following table is a summary of net revenue by source for the respective three month periods ended March 31, 2000 and 1999.

     (In thousands)                               Three Months Ended
                                                        March 31,
                                                -----------------------
                                                 2000            1999
                                                -------         -------
     Net patient services revenue               $ 4,633         $ 8,149
     Practice management service fees            19,993          17,589
     Pharmaceutical sales to physicians          10,781           9,744
     Clinical research revenue                      179             827
                                                =======         =======
                                                $35,586         $36,309
                                                =======         =======

Revenue is recognized when earned. Sales and related cost of sales are generally recognized upon delivery of goods or performance of services.

Net Earnings (Loss) Per Common Share: A reconciliation of the basic earnings
(loss) per share and the diluted earnings (loss) per share computation is presented below for the three month periods ended March 31, 2000 and 1999.

(Dollar amounts in thousands except per share data)

                                                        Three Months Ended
                                                             March 31,
                                                  -------------------------------
                                                      2000                1999
                                                  -----------         -----------
Weighted average shares outstanding                12,282,139          12,049,331
Net effect of dilutive stock options and
     warrants based on the treasury stock
     method                                                --(1)           36,332
                                                  -----------         -----------
Weighted average shares and common stock
     Equivalents                                   12,282,139          12,085,663
                                                  ===========         ===========
Net earnings (loss)                               $      (293)        $     1,155
                                                  ===========         ===========
Diluted per share amount                          $     (0.02)        $      0.10
                                                  ===========         ===========

(1) Stock options and warrants are excluded from the weighted average number of common shares due to their anti-dilutive effect.

NOTE 2 -- NOTES PAYABLE

The Company has a $42.0 million Credit Facility, which matures June 2002, to fund the Company's working capital needs. The Credit Facility, comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. At March 31, 2000, $36.3 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 9.3%. The Company is subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth.

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

On March 30, 2000, the Company and its lenders amended various terms of the Credit Facility. As a result of this amendment, certain affirmative and negative covenants were added (including minumum quarterly cash flow requirements through March 2001), and certain other existing covenants were modified. Additionally, certain principal repayment terms were modified and certain future and current compliance with specific covenants was waived. Finally, the maturity date of the Credit Facility was accelerated to June 2001. The Company expects to have a longer-term facility in place prior to the June 2001 maturity date, but there can be no assurances that such facility will in fact be consummated.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.50 to $16.97.

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

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 2000, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of March 31, 2000, the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company's financial condition or results of operations.

NOTE 5 -- DUE FROM AFFILIATED PHYSICIANS

Due from affiliated physicians consists of management fees earned and due pursuant to the management service agreements ("Service Agreements"). In addition, the Company may also fund certain working capital needs of the affiliated physicians from time to time.

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

(In thousands)
                                                         Physician     Cancer
                                               IMPACT     Practice    Research
                                              Services   Management   Services       Total
                                              --------   ----------   --------      --------
For the three months ended March 31, 2000:
Net revenue                                    $15,414     $19,993     $   179      $ 35,586
Total operating expenses                        14,639      17,514         181        32,334
                                               -------     -------     -------      --------
Segment contribution (deficit)                     775       2,479          (2)        3,252
Depreciation and amortization                       93         987          --         1,080
                                               =======     =======     =======      ========
Segment profit (loss)                          $   682     $ 1,492     ($    2)     $  2,172
                                               =======     =======     =======      ========
Segment assets                                 $19,494     $87,796     $ 1,241      $108,531
                                               =======     =======     =======      ========
Capital expenditures                           $    10     $   172          --      $    182
                                               =======     =======     =======      ========

                                                         Physician     Cancer
                                               IMPACT     Practice    Research
                                              Services   Management   Services       Total
                                              --------   ----------   --------      --------
For the three months ended March 31, 1999:
Net revenue                                    $17,893     $17,589     $   827      $ 36,309
Total operating expenses                        15,268      14,908         516        30,692
                                               -------     -------     -------      --------
Segment contribution                             2,625       2,681         311         5,617
Depreciation and amortization                      146         921          --         1,067
                                               =======     =======     =======      ========
Segment profit                                 $ 2,479     $ 1,760     $   311      $  4,550
                                               =======     =======     =======      ========
Segment assets                                 $24,855     $89,889     $ 2,818      $117,562
                                               =======     =======     =======      ========
Capital expenditures                           $    44     $   179          --      $    223
                                               =======     =======     =======      ========


Reconciliation of profit (loss):

                                                       Three Months Ended
                                                           March 31,
                                                     -----------------------
                                                       2000          1999
                                                     ---------      --------
Segment profit                                       $   2,172      $  4,550
Unallocated amounts:
  Corporate salaries, general and administrative         1,771         1,774
  Corporate depreciation and amortization                   55            50
  Corporate interest expense                               819           863
                                                     ---------      --------

Earnings (loss) before income taxes                  ($    473)     $  1,863
                                                     =========      ========

Reconciliation of consolidated assets:

                                                         As of March 31,
                                                     -----------------------
                                                       2000          1999
                                                     ---------      --------
Segment assets                                       $ 108,531      $117,562
Unallocated amounts:
  Cash and cash equivalents                              5,961         3,024
  Prepaid expenses and other assets                      4,763         3,400
  Property and equipment, net                              845           898
                                                     ---------      --------

Consolidated assets                                  $ 120,100      $124,884
                                                     =========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Response Oncology, Inc. (the "Company") is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; compounds and dispenses pharmaceuticals to certain medical oncology practices for a fee; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts clinical research on behalf of pharmaceutical manufacturers. Approximately 300 medical oncologists are associated with the Company through these programs. As of March 31, 2000, the Company's total network included 39 IMPACT Centers located in 21 states and the District of Columbia. The network consists of 22 wholly owned centers, 14 managed programs, and 3 centers owned and operated in joint venture with a host hospital.

In May of 1999, the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology (ASCO). These studies, involving the use of high dose chemotherapy, sparked controversy among oncologists, and, in the aggregate, caused confusion among patients, third-party payers, and physicians about the role of high dose chemotherapy in the treatment of breast cancer. Since the release of these data, the Company's high dose business has slowed, as evidenced by a 48% decrease in high dose procedures in the first quarter of 2000 as compared to the first quarter of 1999. The Company closed 12 marginal IMPACT Centers in 1999 due to decreased patient volumes and 3 additional IMPACT Centers in the first quarter of 2000.

The Company anticipates that maturity of existing breast cancer data along with the release of new data will clarify the role of high dose therapies for breast cancer. On May 20-23, at the 2000 ASCO annual meeting, additional data on this topic will be presented by affiliates of the Company and other researchers. If the results of these data are negative, conflicting, or inconclusive, it could result in a further decrease in high dose referrals and procedures and adversely affect the financial results of this line of business. In response to this uncertainty, the Company is evaluating new diseases that could potentially be managed through the IMPACT Center network. However, there can be no assurance that other diseases can be identified, implemented, and effectively managed through the existing network.

During the first quarter of 2000, the Company decided to expand into the specialty pharmaceutical business and began to put in place certain of the resources necessary for this expansion. In this move, the Company intends to leverage its expertise and resources in the delivery of complex pharmaceuticals to cancer patients into the delivery of specialty drugs to patients with a wide range of chronic, costly and complex diseases. Specifically, this will include the distribution of new drugs with special handling requirements, and is expected to involve the use of the Company's regional network of specialized pharmaceutical centers. In addition, the Company intends to use its national network of IMPACT Centers and its highly trained healthcare professionals to administer the most fragile compounds to the expanded patient population. The Company has hired an expert consultant to assist in the development of the business plan and is in the process of recruiting a chief medical officer and director of managed care. The Company has also engaged in initial discussions with potential strategic partners. The soft launch of the specialty pharmaceutical business is expected to occur by the end of third quarter 2000.

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

In the fourth quarter of 1999, the Company terminated its Service Agreement with one single-physician practice in Florida. This termination was initiated on a "for cause" basis and the Company is seeking recovery of liquidated damages. During the same period, the Company began negotiations to terminate another Service Agreement with a single-physician practice. Since this is not a "for cause" termination initiated by the Company, the affiliated practice is not responsible for liquidated damages. The Company experienced deteriorating returns on this particular Service Agreement and concluded that continuing the relationship was not economically feasible. At December 31, 1999, the Company recorded a loss contingency related to the

Service Agreements and associated assets in accordance with Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies". The Company anticipates that the second Service Agreement will be terminated in the second quarter of 2000.

RESULTS OF OPERATIONS

Net revenue decreased 2% to $35.6 million for the quarter ended March 31, 2000, compared to $36.3 million for the quarter ended March 31, 1999. Practice management service fees were $20.0 million for the first quarter of 2000 compared to $17.6 million for the same period in 1999 for a 14% increase. This increase is due to growth in utilization of both ancillary and non-ancillary services, and occurred despite a 13% decrease in the number of physicians under management agreements between the periods. On a same-physician basis, practice management service fees increased 28%. Pharmaceutical sales to physicians increased $1.1 million or 11% from $9.7 million for the first three months of 1999 to $10.8 million in 2000. Additionally, net patient service revenues from IMPACT services decreased $3.5 million, or 43%, from $8.1 million in the first quarter of 1999 to $4.6 million in the first quarter of 2000. This decrease in high dose chemotherapy revenues continues to reflect the confusion and related pullback in breast cancer related admissions resulting from the high dose chemotherapy/breast cancer study results presented at ASCO in May 1999.

EBITDA (earnings before interest, taxes, depreciation and amortization) decreased $2.3 million, or 61%, to $1.5 million for the quarter ended March 31, 2000 in comparison to $3.8 million for the quarter ended March 31, 1999. The reduction is principally due to the decrease in IMPACT Center and cancer research volumes as compared to the first quarter of 1999. EBITDA from the physician practice management division decreased $.2 million primarily due to increases in pharmaceutical and supply costs, increases in contractual adjustments, and the termination and modification of certain Service Agreements.

Salaries and benefits costs decreased $1.1 million, or 17%, from $6.6 million for the first quarter of 1999 to $5.5 million in 2000. The decrease is primarily due to the termination of certain Service Agreements, the modification of a Service Agreement which resulted in a change in the manner in which physician compensation is recorded, the closing of various IMPACT Centers and a reduction in corporate staffing.

Supplies and pharmaceuticals expense increased $3.7 million, or 18%, from 1999 to 2000. The increase is primarily related to increased volume in pharmaceutical sales to physicians and greater utilization of new chemotherapy agents with higher costs in the practice management division. Supplies and pharmaceuticals expense as a percentage of net revenue was 68% and 56% for the quarters ended March 31, 2000 and 1999, respectively. The increase as a percentage of net revenue is due to the lower margin associated with the increased pharmaceutical sales to physicians as well as general price increases in pharmaceuticals used in the practice management division.

General and administrative expenses decreased $.2 million, or 13%, from $1.7 million in the first quarter of 1999 to $1.5 million in the first quarter of 2000. The decrease is primarily due to the closure of various IMPACT Centers and the termination of certain Service Agreements.

Other operating expenses decreased $.9 million, or 26%, from $3.4 million in 1999 to $2.5 million in 2000. Other operating expenses consist primarily of medical director fees, purchased services related to global case rate contracts, rent expense, and other operational costs. The decrease is primarily due to the closure of various IMPACT Centers and lower purchased services and physician fees as a result of lower IMPACT and cancer research volumes as compared to the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company's working capital was $23.4 million with current assets of $49.8 million and current liabilities of $26.4 million. Cash and cash equivalents represented $6.0 million of the Company's current assets.

Cash used in operating activities was $.5 million in the first quarter of 2000 compared to cash provided by operating activities of $2.5 million for the same period in 1999. This decrease is largely attributable to growth in IMPACT accounts receivable and amounts due from affiliated physician groups resulting from growth in pharmaceutical sales to physicians and practice management service fees, coupled with a moderate slowdown in IMPACT collections.

Cash used in investing activities was $.2 million and $.3 million for the quarters ended March 31, 2000 and 1999, respectively. The decrease is primarily attributable to a reduction in capital expenditures in the first quarter of 2000 as compared to the first quarter of 1999.

Cash used in financing activities was $.5 million for the first quarter of 2000 and $.3 million for the same period in 1999. The increase in cash used in financing activities is primarily attributable to additional payments on notes payable in the first quarter of 2000 as compared to the first quarter of 1999.

The Company has a $42.0 million Credit Facility which matures June 2002, to fund the Company's working capital needs. The Credit Facility, comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. At March 31, 2000, $36.3 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 9.3%. The Company is subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth.

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

On March 30, 2000, the Company and its lenders amended various terms of the Credit Facility. As a result of this amendment, certain affirmative and negative covenants were added (including minumum quarterly cash flow requirements through March 2001), and certain other existing covenants were modified. Additionally, certain principal repayment terms were modified and certain future and current compliance with specific covenants was waived. Finally, the maturity date of the Credit Facility was accelerated to June 2001. The Company expects to have a longer-term facility in place prior to the June 2001 maturity date, but there can be no assurances that such facility will in fact be consummated. Furthermore, in light of the uncertainty surrounding the clinical data relative to the treatment of breast cancer with high dose chemotherapy, there can be no assurance that the Company will remain in compliance with the terms of the Credit Facility, as amended. In such event, the Company would be required to obtain waivers relative to the covenant violations or renegotiate certain terms of the Credit Facility.

Long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations consummated in 1996. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $11.50 to $16.97. The unpaid principal amount of the long-term notes was $2.4 million at March 31, 2000.

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

Because the HIPAA regulations have not been finalized, the Company has not been able to determine the impact of the new standards on its financial position or results. The Company does expect to incur costs to evaluate and implement the rules, and will be actively evaluating such costs and their impact on financial position and operations.

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

The Company has not experienced any significant disruptions to its financial or operating systems caused by failure of computerized systems resulting from Year 2000 issues. Furthermore, the Company does not expect Year 2000 issues to have a material adverse effect on the Company's operations or financial results in 2000. Although the Company has no information that indicates any significant Year 2000 issues, management recognizes and is attentive to future financial and operational risk associated with Year 2000 computer system failures. The actual costs incurred by the Company relative to the Year 2000 issue were approximately $125,000, which were in-line with Company estimates. The Company does not expect to incur any additional costs related to the Year 2000 issue.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this filing are forward-looking statements that involve a number of risks and uncertainties. The actual future results of the Company could differ significantly from those statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
(i) a continued decline in high dose chemotherapy referrals due to the high dose chemotherapy breast cancer results; (ii) difficulty in transitioning operating responsibilities to new members of senior management; (iii) continued decline in margins for cancer drugs; (iv) reductions in third-party reimbursement from managed care plans and private insurance resulting from stricter utilization and reimbursement standards; (v) the inability of the Company to recover all or a portion of the carrying amounts of the cost of service agreements, resulting in an additional charge to earnings; (vi) the Company's dependence upon its affiliations with physician practices, given that there can be no assurance that the practices will remain successful or that key members of a particular practice will remain actively employed; (vii) changes in government regulations;
(viii) risk of professional malpractice and other similar claims inherent in the provision of medical services; (ix) the Company's dependence on the ability and experience of its executive officers; (x) the Company's inability to raise additional capital or refinance existing debt; and (xi) potential volatility in the market price of the Company's common stock. The Company cautions that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates obtainable on its Credit Facility. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs by selecting favorable interest periods for traunches of the Credit Facility based on the current market interest rates. The Company has the option of fixing current interest rates for interest periods of 1, 2, 3 or 6 months.

The Company is also a party to a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of one of the Company's lenders as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 5.93% and the ninety-day LIBOR rate and are settled quarterly. As of March 31, 2000, approximately 50% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in July 2000. The Company does not enter into derivative or interest rate transactions for speculative purposes.

At March 31, 2000, $36.3 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 9.3%. The Company does not have any other material market-sensitive financial instruments.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         10(s) Second Amendment to Credit Agreement dated March 30, 2000, between Registrant, AmSouth Bank, Union Planters Bank, N.A. and Bank of America, N.A.

         27       Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RESPONSE ONCOLOGY, INC.

                                    By: /s/ Peter A. Stark
                                        ----------------------------------------
                                        Peter A. Stark
                                        Vice President, Finance
                                        and Principal Accounting Officer

                                        Date:  May 15, 2000

                                    By: /s/ Anthony M. LaMacchia
                                        ----------------------------------------
                                        Anthony M. LaMacchia
                                        President and Chief Executive Officer

                                        Date:  May 15, 2000