Form 10-Q
period 2000-06-30
RESPONSE ONCOLOGY INC
filed 2000-08-14
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      (X)    Quarterly report pursuant to Section 13 or 15(d) of the Securities
      ---    Exchange Act of 1934

             For the quarterly period ended June 30, 2000 or

             Transition report pursuant to Section 13 or 15(d) of the Securities
      ---    Exchange Act of 1934

             For the transition period from     to
                                            ---------

             Commission file number   0-15416
                                     ---------

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

    Common Stock, $.01 Par Value, 12,290,406 shares as of August 8, 2000.

INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                             Page
           Consolidated Balance Sheets,
           June 30, 2000 and December 31, 1999------------------------------- 3

           Consolidated Statements
           of Operations for the Three Months Ended
           June 30, 2000 and June 30, 1999----------------------------------- 4

           Consolidated Statements of Operations for the Six Months Ended June 30, 2000
           and June 30, 1999------------------------------------------------- 5

           Consolidated Statements of
           Cash Flows for the Six Months Ended
           June 30, 2000 and June 30, 1999 ---------------------------------- 6

           Notes to Consolidated
           Financial Statements---------------------------------------------- 7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations---------------------------------------------------- 13

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk ----------------------------------------------- 19

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings------------------------------------------------ 20

Item 2.    Changes in Securities and Use of Proceeds------------------------ 20

Item 3.    Defaults Upon Senior Securities---------------------------------- 20

Item 4.    Submission of Matters to a Vote of Security Holders-------------- 20

Item 5.    Other Information------------------------------------------------ 21

Item 6.    Exhibits and Reports on Form 8-K -------------------------------- 21

Signatures ----------------------------------------------------------------- 22


PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands except for share data)


                                                                   June 30, 2000  December 31, 1999
                                                                    (Unaudited)       (Note 1)
                                                                   -------------  -----------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                      $   6,777         $   7,195
     Accounts receivable, less allowance for doubtful
         accounts of $2,597 and $2,632                                 16,164            16,007
     Pharmaceuticals and supplies                                       3,519             3,485
     Prepaid expenses and other current assets                          3,845             4,778
     Due from affiliated physician groups                              16,926            16,884
     Deferred income taxes                                                344               114
                                                                    ---------         ---------
         TOTAL CURRENT ASSETS                                          47,575            48,463

     Property and equipment, less accumulated
         depreciation and amortization of $13,093
         and $12,366                                                    3,927             4,222
     Deferred charges, less accumulated amortization
         of $190 and $86                                                  287               380
     Management service agreements, less accumulated
         amortization of $9,645 and $8,206                             63,891            66,113
     Other assets                                                         513               467
                                                                    ---------         ---------
         TOTAL ASSETS                                               $ 116,193         $ 119,645
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                               $  15,648         $  15,665
     Accrued expenses and other liabilities                             4,060             5,440
     Current portion of notes payable                                  36,262             3,745
     Current portion of capital lease obligations                         268               267
                                                                    ---------         ---------
         TOTAL CURRENT LIABILITIES                                     56,238            25,117

     Notes payable, less current portion                                1,292            35,445
     Capital lease obligations, less current portion                      444               580
     Deferred income taxes                                              9,512             9,802
     Minority interest                                                  1,314               924

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $1.00 par
         value (aggregate involuntary liquidation preference
         $183) authorized 3,000,000 shares; issued and
         outstanding 16,631 shares at each period end                      17                17
     Common stock, $.01 par value, authorized 30,000,000
         shares; issued and outstanding 12,290,406 and
         12,270,406 shares, respectively                                  123               123
     Paid-in capital                                                  102,011           101,979
     Accumulated deficit                                              (54,758)          (54,342)
                                                                    ---------         ---------
                                                                       47,393            47,777
                                                                    ---------         ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 116,193         $ 119,645
                                                                    =========         =========



See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollar amounts in thousands except for share data)


                                                        Three Months Ended
                                                 -------------------------------
                                                   June 30,            June 30,
                                                     2000                1999
                                                 ------------       ------------
NET REVENUE                                      $     34,639       $     34,053

COSTS AND EXPENSES
     Salaries and benefits                              5,310              6,442
     Pharmaceuticals and supplies                      23,901             19,756
     Other operating costs                              2,192              2,691
     General and administrative                         1,240              1,687
     Depreciation and amortization                      1,147              1,119
     Interest                                             830                843
     Provision for doubtful accounts                       76                504
                                                 ------------       ------------
                                                       34,696             33,042
                                                 ------------       ------------

EARNINGS (LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST                                         (57)             1,011
     Minority owners' share of net earnings              (135)              (274)
                                                 ------------       ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                      (192)               737
     Income tax provision (benefit)                       (69)               280
                                                 ------------       ------------

NET EARNINGS (LOSS)                              $       (123)      $        457
                                                 ============       ============

EARNINGS (LOSS) PER COMMON SHARE:
           Basic                                 $      (0.01)      $       0.04
                                                 ============       ============
           Diluted                               $      (0.01)      $       0.04
                                                 ============       ============
Weighted average number of common shares:
           Basic                                   12,290,406         11,931,731
                                                 ============       ============
           Diluted                                 12,290,406         11,961,986
                                                 ============       ============




See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollar amounts in thousands except for share data)


                                                         Six Months Ended
                                                 -------------------------------
                                                   June 30,            June 30,
                                                     2000               1999
                                                 ------------       ------------
NET REVENUE                                      $     70,225       $     70,362

COSTS AND EXPENSES
     Salaries and benefits                             10,823             13,008
     Pharmaceuticals and supplies                      48,067             40,243
     Other operating costs                              4,670              6,120
     General and administrative                         2,714              3,368
     Depreciation and amortization                      2,283              2,236
     Interest                                           1,657              1,706
     Provision for doubtful accounts                      286                695
                                                 ------------       ------------
                                                       70,500             67,376
                                                 ------------       ------------

EARNINGS (LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST                                        (275)             2,986
     Minority owners' share of net earnings              (390)              (386)
                                                 ------------       ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                      (665)             2,600
     Income tax provision (benefit)                      (249)               988
                                                 ------------       ------------

NET EARNINGS (LOSS)                              $       (416)      $      1,612
                                                 ============       ============
EARNINGS (LOSS) PER COMMON SHARE:
           Basic                                 $      (0.03)      $       0.13
                                                 ============       ============
           Diluted                               $      (0.03)      $       0.13
                                                 ============       ============
Weighted average number of common shares:
           Basic                                   12,286,272         11,990,206
                                                 ============       ============
           Diluted                                 12,286,272         12,023,887
                                                 ============       ============





See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)


                                                              Six Months Ended
                                                           ----------------------
                                                            June 30,     June 30,
                                                              2000         1999
                                                           -----------  ---------
OPERATING ACTIVITIES
Net earnings (loss)                                        $  (416)      $ 1,612
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
   Depreciation and amortization                             2,283         2,236
   Deferred income taxes                                      (249)           --
   Provision for doubtful accounts                             286           695
   Gain on sale of property and equipment                      (31)           --
   Minority owners' share of net earnings                      390           386
   Changes in operating assets and liabilities:
      Accounts receivable                                     (444)        1,562
      Pharmaceuticals and supplies, prepaid expenses and
        other current assets                                   894         1,296
      Deferred charges and other assets                         41            54
      Due from affiliated physician groups                    (457)         (179)
      Accounts payable and accrued expenses                   (595)       (2,226)
                                                           -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,702         5,436

INVESTING ACTIVITIES
   Proceeds from sale of property and equipment                 36            --
   Purchase of equipment                                      (496)         (500)
                                                           -------       -------
NET CASH USED IN INVESTING ACTIVITIES                         (460)         (500)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                      32            --
   Distributions to joint venture partners                      --          (353)
   Financing costs incurred                                     --          (416)
   Principal payments on notes payable                      (1,557)       (1,136)
   Principal payments on capital lease obligations            (135)         (166)
                                                           -------       -------
NET CASH USED IN FINANCING ACTIVITIES                       (1,660)       (2,071)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (418)        2,865
   Cash and cash equivalents at beginning of period          7,195         1,083
                                                           -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 6,777       $ 3,948
                                                           =======       =======





See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company's") annual report on Form 10-K for the year ended December 31, 1999.

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

Clinical research revenue is recorded based upon the Company's contracts with certain pharmaceutical manufacturers to manage clinical trials and is generally measured on a per patient basis for monitoring and collection of data.

The following table is a summary of net revenue by source for the respective three and six-month periods ended June 30, 2000 and 1999.


                                            Three Months Ended         Six Months Ended
                (In Thousands)                    June 30,                  June 30,
                                           ---------------------      --------------------
                                              2000        1999         2000         1999
                                            -------      -------      -------      -------
    Net patient service revenue             $ 3,627      $ 7,778      $ 8,260      $15,927
    Practice management service fees         19,210       16,712       39,203       34,301
    Pharmaceutical sales to physicians       11,637        9,361       22,418       19,105
    Clinical research revenue                   165          202          344        1,029
                                            -------      -------      -------      -------
                                            $34,639      $34,053      $70,225      $70,362
                                            =======      =======      =======      =======

Revenue is recognized when earned. Sales and related cost of sales are generally recognized upon delivery of goods or performance of services.

Net Earnings (Loss) Per Common Share:

A reconciliation of the basic earnings (loss) per share and the diluted earnings
(loss) per share computation is presented below for the three and six-month periods ended June 30, 2000 and 1999.

(Dollar amounts in thousands except per share data)


                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                   -----------------------------     -----------------------------
                                                      2000               1999            2000              1999
                                                   -----------       -----------      ----------        ----------
Weighted average shares outstanding                 12,290,406        11,931,731      12,286,272        11,990,206
Net effect of dilutive stock options and
   warrants based on the treasury stock method              --(A)         30,255              --(A)         33,681
                                                    ----------       -----------      ----------       -----------
Weighted average shares and common stock
   equivalents                                      12,290,406        11,961,986      12,286,272        12,023,887
                                                    ==========       ===========      ==========       ===========

Net earnings (loss)                                 $     (123)      $       457      $     (416)      $     1,612
                                                    ==========       ===========      ==========       ===========

Diluted per share amount                            $    (0.01)      $      0.04      $    (0.03)      $      0.13
                                                    ==========       ===========      ==========       ===========


(A) Stock options and warrants are excluded from the weighted average number of common shares due to their anti-dilutive effect.

NOTE 2 -- NOTES PAYABLE

The terms of the Company's original lending agreement provided for a $42.0 million Credit Facility, which matures June 2002, to fund the Company's working capital needs. The Credit Facility, comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. At June 30, 2000, $35.2 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 9.8%. The Company is subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financal ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth.

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

On March 30, 2000, the Company and its lenders amended various terms of the Credit Facility. As a result of this amendment, certain affirmative and negative covenants were added (including minumum quarterly cash flow requirements through March 2001), and certain other existing covenants were modified. Additionally, certain principal repayment terms were modified and certain future and current compliance with specific covenants was waived. Finally, the maturity date of the Credit Facility was accelerated to June 2001. The

Company expects to have a longer-term facility in place prior to the June 2001 maturity date, but there can be no assurances that such facility will in fact be consummated. Furthermore, in light of the uncertainty surrounding the clinical data relative to the treatment of breast cancer with high dose chemotherapy and the termination of certain pharmaceutical sales contracts, there can be no assurance that the Company will remain in compliance with the terms of the Credit Facility, as amended. In such event, the Company would be required to obtain waivers relative to the covenant violations or renegotiate certain terms of the Credit Facility.

In June 1999, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") effective July 1, 1999 with the Company's lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 5.93% and the ninety-day LIBOR rate and are settled quarterly. The Company hedged $18.0 million under the terms of the Swap Agreement. The Swap Agreement matured on July 1, 2000.

In June 2000, the Company entered into a new Swap Agreement effective July 1, 2000 with the Company's lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 7.24% and the ninety-day LIBOR rate and are settled quarterly. The Company has hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement matures on July 1, 2001.

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

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 2001, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of June 30, 2000, the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company's financial condition or results of operations.

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


(In thousands)

                                                              Physician
                                                 IMPACT        Practice    Cancer Research
                                                Services      Management      Services         Total
                                                --------      ----------      --------         -----
For the three months ended June 30, 2000:
Net revenue                                      $15,264        $19,210        $  165        $ 34,639
Total operating expenses                          14,763         16,524           156          31,443
                                                 -------        -------        ------        --------
Segment contribution                                 501          2,686             9           3,196
Depreciation and amortization                        104            987            --           1,091
                                                 -------        -------        ------        --------
Segment profit                                   $   397        $ 1,699        $    9        $  2,105
                                                 =======        =======        ======        ========

Segment assets                                   $19,006        $85,210        $1,210        $105,426
                                                 =======        =======        ======        ========

Capital expenditures                             $   141        $    98            --        $    239
                                                 =======        =======        ======        ========

                                                              Physician
                                                 IMPACT        Practice    Cancer Research
                                                Services      Management      Services         Total
                                                --------      ----------      --------         -----
For the three months ended June 30, 1999:
Net revenue                                      $17,139        $16,712        $   202       $ 34,053
Total operating expenses                          14,980         14,282            263         29,525
                                                 -------        -------        -------       --------
Segment contribution (loss)                        2,159          2,430            (61)         4,528
Depreciation and amortization                        135            934             --          1,069
                                                 -------        -------        ------        --------
Segment profit (loss)                            $ 2,024        $ 1,496        $   (61)      $  3,459
                                                 =======        =======        =======       ========

Segment assets                                   $23,281        $88,182        $ 2,521       $113,984
                                                 =======        =======        =======       ========

Capital expenditures                             $   116        $    36             --       $    152
                                                 =======        =======        =======       ========


Reconciliation of consolidated earnings (loss) before income taxes:

                                                          2000             1999
                                                         -------         -------
Segment profit                                           $ 2,105         $ 3,459
Unallocated amounts:
  Corporate salaries, general and administrative           1,411           1,883
  Corporate depreciation and amortization                     57              51
  Corporate interest expense                                 829             788
                                                         -------         -------

Earnings (loss) before income taxes                      $  (192)        $   737
                                                         =======         =======



(In thousands)


                                                            Physician
                                                IMPACT       Practice    Cancer Research
                                               Services     Management       Services       Total
                                               --------     ----------       --------       -----
For the six months ended June 30, 2000:
Net revenue                                    $30,678        $39,203        $  344        $ 70,225
Total operating expenses                        29,402         34,038           337          63,777
                                               -------        -------        ------        --------
Segment contribution                             1,276          5,165             7           6,448
Depreciation and amortization                      197          1,974            --           2,171
                                               -------        -------        ------        --------
Segment profit                                 $ 1,079        $ 3,191        $    7        $  4,277
                                               =======        =======        ======        ========

Segment assets                                 $19,006        $85,210        $1,210        $105,426
                                               =======        =======        ======        ========

Capital expenditures                           $   151        $   270            --        $    421
                                               =======        =======        ======        ========

                                                            Physician
                                                IMPACT       Practice    Cancer Research
                                               Services     Management       Services       Total
                                               --------     ----------       --------       -----
For the six months ended June 30, 1999:
Net revenue                                    $35,032        $34,301        $1,029        $ 70,362
Total operating expenses                        30,248         29,190           779          60,217
                                               -------        -------        ------        --------
Segment contribution                             4,784          5,111           250          10,145
Depreciation and amortization                      281          1,855            --           2,136
                                               -------        -------        ------        --------
Segment profit                                 $ 4,503        $ 3,256        $  250        $  8,009
                                               =======        =======        ======        ========

Segment assets                                 $23,281        $88,182        $2,521        $113,984
                                               =======        =======        ======        ========

Capital expenditures                           $   146        $    53        $    4        $    203
                                               =======        =======        ======        ========


Reconciliation of consolidated earnings (loss) before income taxes:


                                                            2000           1999
                                                          -------         ------
Segment profit                                            $ 4,277         $8,009
Unallocated amounts:
  Corporate salaries, general and administrative            3,182          3,657
  Corporate depreciation and amortization                     112            101
  Corporate interest expense                                1,648          1,651
                                                          -------         ------

Earnings (loss) before income taxes                       $  (665)        $2,600
                                                          =======         ======


Reconciliation of consolidated assets:


                                                             As of June 30,
                                                      --------------------------
                                                        2000              1999
                                                      --------          --------
Segment assets                                        $105,426          $113,984
Unallocated amounts:
  Cash and cash equivalents                              6,777             3,948
  Prepaid expenses and other assets                      3,144             3,905
  Property and equipment, net                              846               945
                                                      --------          --------

Consolidated assets                                   $116,193          $122,782
                                                      ========          ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Response Oncology, Inc. (the "Company") is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; compounds and dispenses pharmaceuticals to certain medical oncology practices for a fee; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts clinical research on behalf of pharmaceutical manufacturers. Approximately 300 medical oncologists are associated with the Company through these programs. As of June 30, 2000, the Company's total network included 38 IMPACT Centers located in 20 states and the District of Columbia. The network consists of 22 wholly owned centers, 13 managed programs, and 3 centers owned and operated in joint venture with a host hospital.

In May of 1999, the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology (ASCO). These studies, involving the use of high dose chemotherapy, sparked controversy among oncologists, and, in the aggregate, caused confusion among patients, third-party payers, and physicians about the role of high dose chemotherapy in the treatment of breast cancer. Since the release of these data, the Company's high dose business has slowed, as evidenced by a 52% decrease in high dose procedures in the first six months of 2000 as compared to the first six months of 1999. The Company closed 12 marginal IMPACT Centers in 1999 due to decreased patient volumes and 4 additional IMPACT Centers in the first six months of 2000.

The Company anticipates that maturity of existing breast cancer data along with the release of new data will clarify the role of high dose therapies for breast cancer. At the 2000 ASCO annual meeting, additional data on this topic was presented by affiliates of the Company and other researchers that indicated favorable preliminary results. Despite these results, the Company has not experienced an increase in referrals of breast cancer patients. If additional follow-up data is negative, conflicting, or inconclusive, it could result in a further decrease in high dose referrals and procedures and adversely affect the financial results of this line of business. In response to this uncertainty, the Company is evaluating new diseases that could potentially be managed through the IMPACT Center network. However, there can be no assurance that other such diseases can be identified, related treatment protocols implemented, and effectively managed through the existing network.

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

In 1998 the Company recorded an impairment charge related to three under performing Service Agreements in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"). The structure of these contracts failed over time to align physician and Company incentives, producing deteriorating returns and negative cash flows to the Company. In February 1999 and April 1999, respectively, the Company announced that it had terminated its Service Agreements with Knoxville Hematology Oncology Associates, PLLC, and Southeast Florida Hematology Oncology Group, P.A., two of the Company's three under performing net revenue model relationships. Since these were not "for cause" terminations initiated by the Company, the affiliated practices were not responsible for liquidated damages. The Company currently has no plans to terminate the Service Agreement with the third physician group.

In the fourth quarter of 1999, the Company terminated its Service Agreement with one single-physician practice in Florida. This termination was initiated on a "for cause" basis and the Company is seeking recovery of liquidated damages. During the same period, the Company began negotiations to terminate another Service Agreement with a single-physician practice. Since this is not a "for cause" termination initiated by the Company, the affiliated practice is not responsible for liquidated damages. The Company experienced deteriorating returns on this particular Service Agreement and concluded that continuing the relationship was not economically feasible. At December 31, 1999, the Company recorded a loss contingency related to the Service Agreements and associated assets in accordance with Financial Accounting Standards Board Statement

No. 5 "Accounting for Contingencies". The Company terminated the second Service Agreement in April of 2000.

During the second quarter of 2000, the Health Care Financing Administration ("HCFA"), which runs the Medicare program, announced its intent to overhaul pharmaceutical reimbursements. HCFA has targeted dozens of drugs, principally those used for the treatment of cancer and AIDS. More specifically, Medicare utilizes the average wholesale price ("AWP") of pharmaceuticals as the benchmark for reimbursement. It is their position that some drug companies are reporting artificially inflated AWPs to industry guides that are used for government-reimbursement purposes resulting in overpayments by Medicare and profits for physicians and other providers. This change is scheduled to take effect on October 1, 2000, but is subject to further analysis and debate. Should this change be adopted, it would have a material adverse effect on reimbursement for certain pharmaceutical products utilized by the Company's affiliated physicians in the practice management division. Consequently, the Company's management fee in its practice management relationships would be materially reduced.

RESULTS OF OPERATIONS

Net revenue increased 2% to $34.6 million for the quarter ended June 30, 2000, compared to $34.0 million for the quarter ended June 30, 1999. The $4.2 million, or 54%, decrease in IMPACT Center revenue was offset by a $2.3 million, or 24%, increase in pharmaceutical sales to physicians and a $2.5 million, or 15%, increase in practice management service fees. Net revenue was $70.2 million for the six months ended June 30, 2000, compared to $70.4 million for the same period in 1999. IMPACT Center revenue decreased by $7.7 million, or 48%, and clinical research revenue decreased by $.7 million, or 67%. Pharmaceutical sales to physicians increased $3.3 million, or 17%, while practice management service fees increased $4.9 million, or 14%. The decrease in high dose chemotherapy revenues continues to reflect the confusion and related pullback in breast cancer admissions resulting from the high dose chemotherapy/breast cancer study results presented at ASCO in May 1999. The increase in pharmaceutical sales to physicians is due to growth and increased drug utilization by the physicians serviced under these agreements. Clinical research revenue decreased primarily as a result of a decline in the number of research studies being conducted by the Company and a decrease in patient accruals on open studies. The Company is currently evaluating its strategy and business plan relative to standard and high dose chemotherapy clinical trials. Finally, the increase in practice management service fees is due to growth in utilization of both ancillary and non-ancillary services, and occurred despite a 5% and 12% decrease in the number of physicians under management agreements between the quarter and six months ended June 30, 2000, as compared to the same periods in 1999. On a same-physician basis, practice management service fees increased 19% and 23% for the quarter and six months ended June 30, 2000, as compared to the same periods in 1999.

Salaries and benefits costs decreased $1.1 million, or 17%, from $6.4 million for the second quarter of 1999 to $5.3 million in 2000. For the six months ended June 30, salaries and benefits costs decreased $2.2 million, or 17%, from $13.0 million in 1999 to $10.8 million for the same period in 2000. The decrease is primarily due to the termination of certain Service Agreements, the modification of a Service Agreement which resulted in a change in the manner in which physician compensation is recorded, the closing of various IMPACT Centers and a reduction in corporate staffing.

Pharmaceuticals and supplies expense increased $4.1 million, or 21%, and $7.9 million, or 20%, for the quarter and six months ended June 30, 2000 as compared to the same periods in 1999. The increase is primarily related to increased volume in pharmaceutical sales to physicians and greater utilization of new chemotherapy agents with higher costs in the practice management division, thus causing a decrease in the overall operating margin. Pharmaceuticals and supplies as a percent of net revenue was 69% and 58% for the quarters ending June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, supplies and pharmaceuticals expense as a percentage of net revenue was 68% and 57%, respectively.

General and administrative expenses decreased $.5 million, or 29%, from $1.7 million in the second quarter of 1999 to $1.2 million in the second quarter of 2000. For the six months ended June 30, general and administrative expenses decreased $.7 million, or 21%, from $3.4 million in 1999 to $2.7 million for the same period in 2000. The decrease is primarily due to the closure of various IMPACT Centers and the termination of certain Service Agreements. In addition, the Company terminated its Service Agreement with a single-physician practice during the second quarter of 2000. This termination resulted in the receipt of a $.2 million settlement that reduced general and administrative expenses in the second quarter of 2000.

Other operating expenses decreased $.5 million, or 19%, from $2.7 million for the second quarter of 1999 to $2.2 million for the second quarter of 2000. For the six months ended June 30, other operating expenses decreased $1.4 million, or 23%, from $6.1 million in 1999 to $4.7 million for the same period in 2000. Other operating expenses consist primarily of medical director fees, purchased services related to global case rate contracts, rent expense, and other operational costs. The decrease is primarily due to the closure of various IMPACT Centers and lower purchased services and physician fees as a result of lower IMPACT and cancer research volumes as compared to the quarter and six months ended June 30, 1999.

EBITDA (earnings before interest, taxes, depreciation and amortization) decreased $.9 million, or 33%, to $1.8 million for the quarter ended June 30, 2000 as compared to $2.7 million for the quarter ended June 30, 1999. For the six months ended June 30, EBITDA decreased $3.2 million, or 49%, to $3.3 million in 2000, as compared to $6.5 million for the same period in 1999. The reduction is principally due to the decrease in IMPACT Center and cancer research volumes as compared to the same periods in 1999. EBITDA from the IMPACT services segment decreased $1.7 million, or 77%, and $3.5 million, or 73%, for the quarter and six months ended June 30, 2000 as compared to the same periods in 1999. The decrease is primarily due to a decrease in breast cancer referral volumes. During the second quarter of 2000, the Company received notices of termination of pharmaceutical sales agreements from two physician practices effective July 1, 2000. The EBITDA contribution from these agreements totalled $.2 million for the six months ended June 30, 2000. While the Company is currently marketing these services to other physician practices, there can be no assurance that new agreements will be executed to replace the EBITDA contributed by the terminated agreements. EBITDA from the physician practice management segment increased 11% for the quarter ended June 30, 2000 and 1% for the six months ended June 30, 2000 as compared to the same periods in 1999. The lower increase in EBITDA for the six months ended June 30, 2000 is principally due to increases in pharmaceutical and supply costs, increases in contractual adjustments, and the termination and modification of certain Service Agreements. The increase in this division EBITDA for the second quarter of 2000 is principally due to the modification and settlement of certain Service Agreements. EBITDA from cancer research services decreased $.2 million for the six months ended June 30, 2000 as compared to the same period in 1999. The decrease is primarily due to a decline in the number of research studies being conducted by the Company and decrease in patient accruals on open studies.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company's working capital was ($8.6) million with current assets of $47.6 million and current liabilities of $56.2 million. The Company's Credit Facility matures on June 30, 2001. Consequently, the entire outstanding principal balance on the Company's Credit Facility is classified as a current liability at June 30, 2000. Cash and cash equivalents represented $6.8 million of the Company's current assets.

Cash provided by operating activities was $1.7 million in the first six months of 2000 compared to $5.4 million for the same period in 1999. This decrease is largely attributable to the $.4 million net loss incurred by the Company in the first six months of 2000 as compared to $1.6 million in net earnings for the first six months of 1999. In addition, the Company has experienced a slow down of inflows from accounts receivable in the

IMPACT division due to a decrease in revenue in 2000 as compared to 1999. This decrease is also due to the timing of inventory purchases and payments of accounts payable. Cash used in investing activities, principally related to the purchase of equipment, was $.5 million for both the six months ended June 30, 2000 and 1999. Cash used in financing activities was $1.7 million for the six months ended June 30, 2000 and $2.1 million for the same period in 1999. This decrease is primarily attributable to distributions to joint venture partners and financing costs incurred during the first six months of 1999, tempered by an increase in principal payments on notes payable during the first six months of 2000.

The terms of the Company's original lending agreement provided for a $42.0 million Credit Facility which matures June 2002, to fund the Company's working capital needs. The Credit Facility, comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus a spread between 1.375% and 2.5%, depending upon borrowing levels. The Company is also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. At June 30, 2000, $35.2 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 9.8%. The Company is subject to certain affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth.

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

On March 30, 2000, the Company and its lenders amended various terms of the Credit Facility. As a result of this amendment, certain affirmative and negative covenants were added (including minumum quarterly cash flow requirements through March 2001), and certain other existing covenants were modified. Additionally, certain principal repayment terms were modified and certain future and current compliance with specific covenants was waived. Finally, the maturity date of the Credit Facility was accelerated to June 2001. The Company expects to have a longer-term facility in place prior to the June 2001 maturity date, but there can be no assurances that such facility will in fact be consummated. Furthermore, in light of the uncertainty surrounding the clinical data relative to the treatment of breast cancer with high dose chemotherapy and the termination of certain pharmaceutical sales contracts, there can be no assurance that the Company will remain in compliance with the terms of the Credit Facility, as amended. In such event, the Company would be required to obtain waivers relative to the covenant violations or renegotiate certain terms of the Credit Facility.

In June 1999, the Company entered into a LIBOR based interest rate swap agreement ("Swap Agreement") effective July 1, 1999 with the Company's lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 5.93% and the ninety-day LIBOR rate and are settled quarterly. The Company hedged $18.0 million under the terms of the Swap Agreement. The Swap Agreement matured on July 1, 2000.

In June 2000, the Company entered into a new Swap Agreement effective July 1, 2000 with the Company's lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 7.24% and the ninety-day LIBOR rate and are settled quarterly. The Company has hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement matures on July 1, 2001.

Long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations consummated in 1996. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $11.50 to $16.97. The unpaid principal amount of the long-term notes was $2.3 million at June 30, 2000.

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

The Company is also a party to a LIBOR based interest rate swap agreement ("Swap Agreement"), effective date July 1, 2000, with the Company's lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 7.24% and the ninety-day LIBOR rate and are settled quarterly. The Swap Agreement matures July 1, 2001. The Company does not enter into derivative or interest rate transactions for speculative purposes.

At June 30, 2000, $35.2 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 9.8%. The Company does not have any other material market-sensitive financial instruments.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on June 13, 2000, the following proposals were adopted by the margins indicated:

      (1) To elect three directors to hold office for a term of one year until the annual meeting of stockholders in the year 2001 (Class III Directors):

                                         Votes For     Votes Withheld    Abstain
                                         ---------     --------------    -------
            Anthony M. LaMacchia         9,666,833          74,745        2,405
            W. Thomas Grant, II          9,665,789          75,789        2,405
            James R. Seward              9,682,034          59,544        2,405


            William H. West, M.D., Frank M. Bumstead and Leonard A. Kalman, M.D., continue serving as directors until the annual meeting of stockholders in the year 2001 (Class I Directors). P. Anthony Jacobs and Lawrence N. Kugelman continue serving as directors until the annual meeting of stockholders in the year 2001 (Class II Directors).

      (2) To amend the 1996 Stock Incentive Plan to authorize the issuance of an additional 500,000 shares of Common Stock.

                                         Votes For      Votes Against    Abstain
                                         ---------      -------------    -------
                                         9,383,462         299,868       60,653


      (3) Ratification of selection of KMPG, LLP as the Company's independent auditors for the 2000 fiscal year.

                                         Votes For      Votes Against    Abstain
                                         ---------      ------------     -------
                                         9,652,781          9,992        81,210

ITEM 5.     OTHER INFORMATION

     Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)EXHIBITS

     10(t)  Employment Agreement between Registrant and Patrick J. McDonough

     10(u) Swap Agreement dated June 29, 2000 between Registrant and Bank of America, N.A.

     27     Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RESPONSE ONCOLOGY, INC.



                                     By:  /s/ Peter A. Stark
                                          --------------------------------------
                                          Peter A. Stark
                                          Vice President, Finance
                                          and Principal Accounting Officer

                                          Date: August 14, 2000


                                     By:  /s/ Anthony M. LaMacchia
                                          --------------------------------------
                                          Anthony M. LaMacchia
                                          President and Chief Executive Officer

                                          Date: August 14, 2000