Form 10-Q
period 2000-09-30
RESPONSE ONCOLOGY INC
filed 2000-11-14
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

         (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2000 or

         __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from            to
                                                ------------------------
                  Commission file number             0-15416
                                         -------------------------------


                             RESPONSE ONCOLOGY, INC.
             (Exact name of registrant as specified in its charter)


          Tennessee                                            62-1212264
       -----------------                                   ------------------
  (State or Other Jurisdiction                             (I. R. S. Employer
of Incorporation or Organization)                          Identification No.)


  1805 Moriah Woods Blvd., Memphis, TN                           38117
  ------------------------------------                         ----------
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

Common Stock, $.01 Par Value, 12,290,406 shares as of November 8, 2000.

INDEX

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements                                                                               Page
                    Consolidated Balance Sheets,
                    September 30, 2000 and December 31, 1999 ..........................................................   3

                    Consolidated Statements
                    of Operations for the Three Months Ended
                    September 30, 2000 and September 30, 1999 .........................................................   4

                    Consolidated Statements of Operations for
                    the Nine Months Ended September 30, 2000
                    and September 30, 1999 ............................................................................   5

                    Consolidated Statements of
                    Cash Flows for the Nine Months Ended
                    September 30, 2000 and September 30, 1999 .........................................................   6

                    Notes to Consolidated
                    Financial Statements ..............................................................................   7

Item 2.             Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations .....................................................................................  13

Item 3.             Quantitative and Qualitative Disclosures
                    About Market Risk .................................................................................  20

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings .................................................................................  21

Item 2.             Changes in Securities and Use of Proceeds .........................................................  21

Item 3.             Defaults Upon Senior Securities ...................................................................  21

Item 4.             Submission of Matters to a Vote of Security Holders ...............................................  21

Item 5.             Other Information .................................................................................  21

Item 6.             Exhibits and Reports on Form 8-K ..................................................................  21

Signatures          ...................................................................................................  22

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands)

                                                                                  September 30, 2000   December 31, 1999
ASSETS                                                                               (Unaudited)           (Note 1)
------                                                                               -----------           --------
CURRENT ASSETS
     Cash and cash equivalents                                                       $   7,857           $   7,195
     Accounts receivable, less allowance for doubtful accounts
           of $2,602 and $2,632                                                         11,292              16,007
     Pharmaceuticals and supplies                                                        2,960               3,485
     Prepaid expenses and other current assets                                           3,778               4,778
     Due from affiliated physician groups                                               16,279              16,884
     Deferred income taxes                                                                 344                 114
                                                                                     ---------           ---------
         TOTAL CURRENT ASSETS                                                           42,510              48,463
                                                                                     ---------           ---------

     Property and equipment, less accumulated depreciation and
           amortization of $13,470 and $12,366                                           3,601               4,222
     Deferred charges, less accumulated amortization of $267 and $86                       209                 380
     Management service agreements, less accumulated amortization of
           $10,407 and $8,206                                                           63,129              66,113
     Other assets                                                                          518                 467
                                                                                     ---------           ---------
         TOTAL ASSETS                                                                $ 109,967           $ 119,645
                                                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                $  12,811           $  15,665
     Accrued expenses and other liabilities                                              3,535               5,440
     Current portion of notes payable                                                   35,233               3,745
     Current portion of capital lease obligations                                          272                 267
                                                                                     ---------           ---------
         TOTAL CURRENT LIABILITIES                                                      51,851              25,117

     Notes payable, less current portion                                                   807              35,445
     Capital lease obligations, less current portion                                       374                 580
     Deferred income taxes                                                               9,512               9,802
     Minority interest                                                                     977                 924

STOCKHOLDERS' EQUITY
     Series  A convertible preferred stock, $1.00 par value (aggregate involuntary liquidation preference $183) authorized 3,000,000
             shares; issued and outstanding 16,631 shares at each period end                17                  17
     Common stock, $.01 par value, authorized 30,000,000 shares; issued and
             outstanding 12,290,406 and 12,270,406 shares, respectively                    123                 123
     Paid-in capital                                                                   102,011             101,979
     Accumulated deficit                                                               (55,705)            (54,342)
                                                                                     ---------           ---------
                                                                                        46,446              47,777
                                                                                     ---------           ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 109,967           $ 119,645
                                                                                     =========           =========


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollar amounts in thousands except for share data)

                                                                        Three Months Ended
                                                                        ------------------
                                                              September 30,              September 30,
                                                                  2000                       1999
                                                                  ----                       ----
NET REVENUE                                                  $     29,727                $     32,589

COSTS AND EXPENSES
     Salaries and benefits                                          5,087                       6,209
     Pharmaceuticals and supplies                                  20,382                      19,600
     Other operating costs                                          1,996                       2,787
     General and administrative                                     1,558                       1,634
     Depreciation and amortization                                  1,166                       1,143
     Interest                                                         892                         799
     Provision for doubtful accounts                                  119                         461
                                                             ------------                ------------
                                                                   31,200                      32,633
                                                             ------------                ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                     (1,473)                        (44)
     Minority owners' share of net earnings                           (55)                       (220)
                                                             ------------                ------------

 LOSS BEFORE INCOME TAXES                                          (1,528)                       (264)
     Income tax benefit                                              (581)                       (100)
                                                             ------------                ------------

NET LOSS TO COMMON STOCKHOLDERS                              ($       947)               ($       164)
                                                             ============                ============

LOSS PER COMMON SHARE:
           Basic                                             ($      0.08)               ($      0.01)
                                                             ============                ============
           Diluted                                           ($      0.08)               ($      0.01)
                                                             ============                ============
Weighted average number of common shares:
           Basic                                               12,290,406                  11,966,597
                                                             ============                ============
           Diluted                                             12,290,406                  11,966,597
                                                             ============                ============


 See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollar amounts in thousands except for share data)

                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                          September 30,              September 30,
                                                                              2000                       1999
                                                                              ----                       ----
NET REVENUE                                                             $     99,952                $    102,951

COSTS AND EXPENSES
     Salaries and benefits                                                    15,910                      19,218
     Pharmaceuticals and supplies                                             68,450                      59,843
     Other operating costs                                                     6,666                       8,905
     General and administrative                                                4,272                       5,002
     Depreciation and amortization                                             3,449                       3,380
     Interest                                                                  2,548                       2,505
     Provision for doubtful accounts                                             405                       1,156
                                                                        ------------                ------------
                                                                             101,700                     100,009
                                                                        ------------                ------------

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                     (1,748)                      2,942
     Minority owners' share of net earnings                                     (445)                       (606)
                                                                        ------------                ------------

 EARNINGS (LOSS) BEFORE INCOME TAXES                                          (2,193)                      2,336
     Income tax provision (benefit)                                             (830)                        888
                                                                        ------------                ------------

NET EARNINGS (LOSS) TO COMMON STOCKHOLDERS                              ($     1,363)               $      1,448
                                                                        ============                ============

EARNINGS (LOSS) PER COMMON SHARE:
           Basic                                                        ($      0.11)               $       0.12
                                                                        ============                ============
           Diluted                                                      ($      0.11)               $       0.12
                                                                        ============                ============
Weighted average number of common shares:
           Basic                                                          12,287,660                  11,982,250
                                                                        ============                ============
           Diluted                                                        12,287,660                  12,006,954
                                                                        ============                ============


 See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                                                                 Nine Months Ended
                                                                                                 -----------------
                                                                                          September 30,          September 30,
                                                                                             2000                     1999
                                                                                             ----                     ----
OPERATING ACTIVITIES
Net earnings (loss) to common stockholders                                                  ($1,363)               $ 1,448
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                              3,449                  3,380
   Deferred income taxes                                                                       (249)                 - - -
   Provision for doubtful accounts                                                              405                  1,156
   Gain on sale of property and equipment                                                       (38)                 - - -
   Minority owners' share of net earnings                                                       445                    606
   Changes in operating assets and liabilities:
      Accounts receivable                                                                     4,310                  2,971
      Pharmaceuticals and supplies, prepaid expenses and other current assets                 1,520                  1,899
      Deferred charges and other assets                                                         113                     88
      Due from affiliated physician groups                                                      190                   (489)
      Accounts payable, accrued expenses and other liabilities                               (3,956)                (1,259)
                                                                                            -------                -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     4,826                  9,800

INVESTING ACTIVITIES
   Proceeds from sale of property and equipment                                                  47                  - - -
   Purchase of equipment                                                                       (579)                  (596)
                                                                                            -------                -------
NET CASH USED IN INVESTING ACTIVITIES                                                          (532)                  (596)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                                       32                  - - -
   Distributions to joint venture partners                                                     (392)                  (593)
   Financing costs incurred                                                                   - - -                   (416)
   Principal payments on notes payable                                                       (3,071)                (1,978)
   Principal payments on capital lease obligations                                             (201)                  (224)
                                                                                            -------                -------
NET CASH USED IN FINANCING ACTIVITIES                                                        (3,632)                (3,211)

INCREASE IN CASH AND CASH EQUIVALENTS                                                           662                  5,993
   Cash and cash equivalents at beginning of period                                           7,195                  1,083
                                                                                            -------                -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 7,857                $ 7,076
                                                                                            =======                =======


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company's") annual report on Form 10-K for the year ended December 31, 1999.

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

Clinical research revenue is recorded based upon the Company's contracts with certain pharmaceutical companies to manage clinical trials and is generally measured on a per patient basis for monitoring and collection of data.

The following table is a summary of net revenue by source for the respective three and nine month periods ended September 30, 2000 and 1999.


                                               Three Months Ended              Nine Months Ended
     (In Thousands)                              September 30,                   September 30,
     --------------                              -------------                   -------------
                                              2000            1999            2000            1999
                                              ----            ----            ----            ----
Net patient service revenue               $  2,661        $  6,778        $ 10,921        $ 22,704
Practice management service fees            18,753          16,679          57,955          50,981
Pharmaceutical sales to physicians           8,199           8,926          30,618          28,031
Clinical research revenue                      114             206             458           1,235
                                          --------        --------        --------        --------
                                          $ 29,727        $ 32,589        $ 99,952        $102,951
                                          ========        ========        ========        ========

Revenue is recognized when earned. Sales and related cost of sales are generally recognized upon delivery of goods or performance of services.

Net Earnings (Loss) Per Common Share:

A reconciliation of the basic earnings (loss) per share and the diluted earnings
(loss) per share computations is presented below for the three and nine month periods ended September 30, 2000 and 1999.

(Dollar amounts in thousands except per share data)

                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30,                            September 30,
                                                                 -------------                            -------------
                                                           2000                 1999                 2000                  1999
                                                           ----                 ----                 ----                  ----
Weighted average shares outstanding                     12,290,406           11,966,597           12,287,660            11,982,250
Net effect of dilutive stock options and
   warrants based on the treasury stock method            - - -(A)             - - -(A)             - - -(A)                24,704
                                                        ----------           ----------           ----------           -----------
Weighted average shares and common stock
   equivalents                                          12,290,406           11,966,597           12,287,660            12,006,954
                                                        ==========           ==========           ==========           ===========

Net earnings (loss)                                     ($     947)          ($     164)          ($   1,363)          $     1,448
                                                        ==========           ==========           ==========           ===========

Diluted per share amount                                ($    0.08)          ($    0.01)          ($    0.11)          $      0.12
                                                        ==========           ==========           ==========           ===========


(A) Stock options and warrants are excluded from the weighted average number of common shares due to their anti-dilutive effect.

NOTE 2 -- NOTES PAYABLE

The terms of the Company's original lending agreement provided for a $42.0 million Credit Facility, to mature in June 2002, to fund the Company's working capital needs. The Credit Facility, originally comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus an original spread between 1.375% and 2.5%, depending upon borrowing levels. The Company was also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. At September 30, 2000, $34.5 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 10.1%. The Company is subject to certain affirmative and negative covenants which, among other things, originally required that the Company maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth. This original lending agreement was subsequently and significantly amended in both November 1999 and March 2000 as described below.

In November 1999, the Company and its lenders amended certain terms of the Credit Facility. As a result of this amendment, the Revolving Credit Facility was reduced from $7.0 million to $6.0 million and the interest rate was adjusted to LIBOR plus a spread of 3.25%. The Company's obligation for commitment fees was adjusted from a maximum of .5% to .625% of the unused portion of the Revolving Credit Facility. Repayment of the January 1, 2000 quarterly installment was accelerated. In addition, certain affirmative and negative covenants were added or modified, including minimum EBITDA requirements for the fourth quarter of 1999 and the first quarter of 2000. Compliance with certain covenants was also waived for the quarters ended September 30, 1999 and December 31, 1999.

On March 30, 2000, the Company and its lenders again amended various terms of the Credit Facility. As a result of this amendment, certain affirmative and negative covenants were added (including minumum quarterly cash flow requirements through March 2001), and certain other existing covenants were modified.

Additionally, certain principal repayment terms were modified and certain future and current compliance with specific covenants was waived. Finally, the maturity date of the Credit Facility was accelerated to June 2001. The Company expects to have a longer-term facility in place prior to the June 2001 maturity date, but there can be no assurances that such facility will in fact be consummated.

During the third quarter of 2000, the Company did not meet certain financial covenants of the Credit Facility, including those related to minimum cash flow requirements. This occurred primarily due to further erosion in high dose chemotherapy volumes. As a result of this event of default, the Company's lenders adjusted the interest rates on the outstanding principal to the default rate of prime plus 3% (currently 12.5%) and terminated any obligation to advance additional loans or issue letters of credit. The Company does not anticipate that the termination of the lenders obligation to advance additional loans or letters of credit will have an immediate impact on operations. Under the terms of the Credit Facility, additional remedies available to the lenders (as long as an event of default exists and has not been cured) include acceleration of all principal and accrued interest outstanding, the right to foreclose on related security interests in the assets of the Company and stock of its subsidiaries, and the right of setoff against any monies or deposits that the lenders have in their possession. The Company has submitted revised financial projections and its specialty pharmaceutical business plan to its lenders seeking approval to deploy additional capital and personnel to the development of the new business. The Company has also engaged in discussions with certain investment banking firms to assist in the procurement of equity financing. Management is seeking from the lenders, after evaluating the information provided by the Company, a forbearance agreement for some period of time while the Company pursues its desired strategy. Additionally, the Company and its lenders are evaluating other strategies to improve the cash flow of the Company. There can be no assurances that the Company will be successful in obtaining additional equity funding, renegotiating certain terms of the Credit Facility, or refinancing the existing debt. The Company's lenders continue to reserve all rights and remedies available to them under the terms of the Credit Facility. If the Company's lenders exercise the rights and remedies as described above, the Company would be forced to seek formal reorganization protection.

The Company enters into LIBOR-based interest rate swap agreements ("Swap Agreement") with the Company's lender as required by the terms of the Credit Facility. In June 2000, the Company entered into a new Swap Agreement effective July 1, 2000. Amounts hedged under this most recent Swap Agreement accrue interest at the difference between 7.24% and the ninety-day LIBOR rate and are settled quarterly. The Company has hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement matures on July 1, 2001.

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

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 2001, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses and, as of September 30, 2000, the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company's financial condition or results of operations.

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

(In thousands)

                                                                           Physician
                                                         IMPACT             Practice       Cancer Research
                                                        Services           Management          Services           Total
                                                        --------           ----------          --------           -----
For the three months ended September 30, 2000:
Net revenue                                             $ 10,860           $ 18,753          $    114          $ 29,727
Total operating expenses                                  11,120             16,585               109            27,814
                                                        --------           --------          --------          --------
Segment contribution (loss)                                 (260)             2,168                 5             1,913
Depreciation and amortization                                107              1,001             - - -             1,108
                                                        --------           --------          --------          --------
Segment profit (loss)                                   ($   367)          $  1,167          $      5          $    805
                                                        ========           ========          ========          ========

Segment assets                                          $ 13,775           $ 83,516          $  1,149          $ 98,440
                                                        ========           ========          ========          ========

Capital expenditures                                    $     29           $     41             - - -          $     70
                                                        ========           ========          ========          ========

                                                                           Physician
                                                         IMPACT             Practice       Cancer Research
                                                        Services           Management          Services           Total
                                                        --------           ----------          --------           -----
For the three months ended September 30, 1999:
Net revenue                                             $ 15,704          $ 16,679          $    206           $ 32,589
Total operating expenses                                  13,898            14,707               440             29,045
                                                        --------          --------          --------           --------
Segment contribution (loss)                                1,806             1,972              (234)             3,544
Depreciation and amortization                                134               955             - - -              1,089
                                                        --------          --------          --------           --------
Segment profit (loss)                                   $  1,672          $  1,017          ($   234)          $  2,455
                                                        ========          ========          ========           ========

Segment assets                                          $ 21,098          $ 89,112          $  2,054           $112,264
                                                        ========          ========          ========           ========

Capital expenditures                                       - - -          $    300             - - -           $    300
                                                        ========          ========          ========           ========

Reconciliation of consolidated loss before income taxes:

                                                                      2000                        1999
                                                                      ----                        ----
Segment profit                                                      $   805                     $ 2,455
Unallocated amounts:
  Corporate salaries, general and administrative                      1,372                       1,922
  Corporate depreciation and amortization                                59                          54
  Corporate interest expense                                            902                         743
                                                                    -------                     -------

Loss before income taxes                                            ($1,528)                    ($  264)
                                                                    =======                     =======

(In thousands)

                                                                         Physician
                                                         IMPACT           Practice    Cancer Research
                                                        Services         Management      Services               Total
                                                        --------         ----------      --------               -----
For the nine months ended September 30, 2000:
Net revenue                                            $41,539          $57,955          $   458               $99,952
Total operating expenses                                40,523           50,622              446                91,591
                                                       -------          -------          -------               -------
Segment contribution                                     1,016            7,333               12                 8,361
Depreciation and amortization                              304            2,975            - - -                 3,279
                                                       -------          -------          -------               -------
Segment profit                                         $   712          $ 4,358          $    12               $ 5,082
                                                       =======          =======          =======               =======

Segment assets                                         $13,775          $83,516          $ 1,149               $98,440
                                                       =======          =======          =======               =======

Capital expenditures                                   $   180          $   311            - - -               $   491
                                                       =======          =======          =======               =======

                                                                         Physician
                                                         IMPACT           Practice      Cancer Research
                                                        Services         Management        Services            Total
                                                        --------         ----------        --------            -----
For the nine months ended September 30, 1999:
Net revenue                                            $ 50,736          $ 50,980          $  1,235          $102,951
Total operating expenses                                 44,146            43,897             1,219            89,262
                                                       --------          --------          --------          --------
Segment contribution                                      6,590             7,083                16            13,689
Depreciation and amortization                               415             2,810             - - -             3,225
                                                       --------          --------          --------          --------
Segment profit                                         $  6,175          $  4,273          $     16          $ 10,464
                                                       ========          ========          ========          ========

Segment assets                                         $ 21,098          $ 89,112          $  2,054          $112,264
                                                       ========          ========          ========          ========

Capital expenditures                                   $    146          $    353          $      4          $    503
                                                       ========          ========          ========          ========

Reconciliation of consolidated earnings (loss) before income taxes:

                                                                      2000                        1999
                                                                      ----                        ----
Segment profit                                                      $ 5,082                     $10,464
Unallocated amounts:
  Corporate salaries, general and administrative                      4,554                       5,579
  Corporate depreciation and amortization                               171                         155
  Corporate interest expense                                          2,550                       2,394
                                                                    -------                     -------

Earnings (loss) before income taxes                                 ($2,193)                    $ 2,336
                                                                    =======                     =======

Reconciliation of consolidated assets:                          As of September 30,
                                                                -------------------
                                                          2000                       1999
                                                          ----                       ----
Segment assets
Unallocated amounts:                                   $ 98,440                    $112,264
  Cash and cash equivalents                               7,857                       7,076
  Prepaid expenses and other assets                       2,877                       2,987
  Property and equipment, net                               793                         897
                                                       --------                    --------
Consolidated assets                                    $109,967                    $123,224
                                                       ========                    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Response Oncology, Inc. (the "Company") is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; compounds and dispenses pharmaceuticals to certain medical oncology practices for a fee; owns the assets of and manages the nonmedical aspects of oncology practices; and conducts clinical research on behalf of pharmaceutical manufacturers. Approximately 300 medical oncologists are associated with the Company through these programs. As of September 30, 2000, the Company's total network included 37 IMPACT Centers located in 19 states and the District of Columbia. The network consists of 21 wholly owned centers, 13 managed programs, and 3 centers owned and operated in joint venture with a host hospital.

In May of 1999, the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology (ASCO). These studies, involving the use of high dose chemotherapy, sparked controversy among oncologists, and, in the aggregate, caused confusion among patients, third-party payers, and physicians about the role of high dose chemotherapy in the treatment of breast cancer. Since the release of these data, the Company's high dose business has slowed significantly, as evidenced by a 53% decrease in high dose procedures in the first nine months of 2000 as compared to the first nine months of 1999 and a 64% decrease as compared to the first nine months of 1998. High dose procedures in the Company's wholly owned IMPACT Centers decreased 56% in the first nine months of 2000 as compared to the first nine months of 1999, while procedures in the Company's managed and joint venture Centers decreased 47% and 45%, respectively. The Company closed 12 marginal IMPACT Centers in 1999 due to decreased patient volumes and 5 additional IMPACT Centers in the first nine months of 2000. On an ongoing basis, the Company evaluates the economic feasibility of the Centers in its IMPACT network. The Company is generally able to re-deploy related assets throughout the IMPACT Center network.

The Company anticipates that maturity of existing breast cancer data along with the release of new data will clarify the role of high dose therapies for breast cancer. At the 2000 ASCO annual meeting, additional data on this topic was presented by affiliates of the Company and other researchers that indicated favorable preliminary results. Despite these results, the Company has not experienced an increase in referrals of breast cancer patients. If additional follow-up data is negative, conflicting, or inconclusive, it could result in a further decrease in high dose referrals and procedures and adversely affect the financial results of this line of business. In response to this uncertainty, the Company is evaluating new diseases that could potentially be managed through the IMPACT Center network. However, there can be no assurance that other such diseases can be identified, related treatment protocols implemented, and effectively managed through the existing network. The Company is also evaluating other strategic alternatives for the IMPACT Center network.

During the first quarter of 2000, the Company decided to expand into the specialty pharmaceutical business and began to put in place certain of the resources necessary for this expansion. The Company intends to leverage its expertise and resources in the delivery of complex pharmaceuticals to cancer patients into the delivery of specialty drugs to patients with a wide range of chronic, costly and complex diseases. Specifically, this will include the distribution of new drugs with special handling requirements, and is expected to involve the use of the Company's regional network of specialized pharmaceutical centers. In addition, the Company intends to use its national network of IMPACT Centers and its highly trained healthcare professionals to administer the most fragile compounds to the expanded patient population. The Company has hired an expert consultant to assist in the development of the business plan. In addition, the Company recruited a chief medical officer and a vice president of operations in the third quarter of 2000. These individuals have operating responsibilities over the existing business segments and for the development of the specialty pharmacutical business. The Company has also engaged in discussions with potential strategic partners, including certain pharmaceutical manufacturers, partner hospitals, and affiliated physicians. Various clinical and marketing materials have also been developed. The Company expects to treat its initial multiple sclerosis and rheumatoid arthritis patients in the fourth quarter of 2000.

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

From time to time, the Company and its affiliated physicians disagree on the interpretation of certain provisions of the Service Agreements. The Company is currently in arbitration with one affiliated physician practice related to the economic feasibility of certain capital expenditures. The Company believes that it has a solid contractual basis for its position, but there can be no assurances that the Company will prevail in arbitration. In such event, it could have a material impact on the Company's future cash flows, specifically related to capital expenditures.

During the second quarter of 2000, the Health Care Financing Administration ("HCFA"), which runs the Medicare program, announced its intent to adjust certain pharmaceutical reimbursement mechanisms. HCFA targeted dozens of drugs, principally those used for the treatment of cancer and AIDS. More specifically, Medicare utilizes the average wholesale price ("AWP") of pharmaceuticals as the benchmark for reimbursement. It is HCFA's stated position that some drug companies are reporting artificially inflated AWPs to industry guides that are used for government-reimbursement purposes resulting in overpayments by Medicare and excess profits for physicians and other providers.

On September 8, 2000, HCFA announced that the previously reported reductions in reimbursement rates for oncology drugs would not be fully implemented pending a comprehensive study to develop more accurate reimbursement methodologies for cancer therapy services. However, HCFA did encourage its intermediaries to adopt a new fee schedule for selected chemotherapy agents. This reduction in reimbursement rates could potentially take effect in January 2001. Should any of these reimbursement changes occur, it would have a material adverse effect on reimbursement for certain pharmaceutical products utilized by the Company's affiliated physicians in the practice management division. Consequently, the Company's management fee in its practice management relationships would be materially reduced. Based on annualized 2000 utilization, the Company estimates that the reduction in reimbursement for the selected chemotherapy agents would result in a $.4 million reduction in EBITDA in 2001. This estimate assumes there is no change in the disease types or payer mix, that no substitute or alternative drugs are utilized, and that the change is implemented on January 1, 2001.

The Company has received a delisting notification from the Nasdaq Stock Market for failure to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required under the maintenance standards of the Nasdaq National Market. The Company has 90 calendar days, or until January 30, 2001, to regain compliance with this rule by obtaining a bid price on its common stock of at least $1.00 for a minimum of 10 consecutive trading days. There can be no assurances that the Company will regain compliance with this requirement or remain in compliance with other Nasdaq maintenance standards for the continued listing of the Company's common stock.

RESULTS OF OPERATIONS

Net revenue decreased 9% to $29.7 million for the quarter ended September 30, 2000, compared to $32.6 million for the quarter ended September 30, 1999. The $4.1 million, or 61%, decrease in IMPACT Center revenue and $.7 million, or 8%, decrease in pharmaceutical sales to physicians was partially offset by a $2.1 million, or 12%, increase in practice management service fees. Net revenue was $100.0 million for the nine months ended September 30, 2000, compared to $103.0 million for the same period in 1999. IMPACT Center revenue decreased by $11.8 million, or 52%, and clinical research revenue decreased by $.8 million, or 63%. Pharmaceutical sales to physicians increased $2.6 million, or 9%, while practice management service fees increased $7.0 million, or 14%. The decrease in high dose chemotherapy revenues continues to reflect the confusion and related pullback in breast cancer admissions resulting from the high dose chemotherapy/breast cancer study results presented at ASCO in May 1999. In addition, the Company experienced a decline in insurance approvals on the high dose referrals obtained. The increase in pharmaceutical sales to physicians for the nine months ended September 30, 2000 is due to growth and increased drug utilization by the physicians serviced under these agreements. The decrease in pharmaceutical sales to physicians for the quarter ended September 30, 2000 is due to the termination of pharmaceutical sales agreements with two physician practices effective July 1, 2000. Clinical research revenue decreased primarily as a result of a decline in the number of research studies being conducted by the Company and a decrease in patient accruals on open studies. The Company is currently evaluating its strategy and business plan relative to standard and high dose chemotherapy clinical trials. Finally, the increase in practice management service fees is due to growth in utilization of both ancillary and non-ancillary services, and occurred despite a 5% and 10% decrease in the number of physicians under management agreements between the quarter and nine months ended September 30, 2000, as compared to the same periods in 1999. On a same-physician basis, practice management service fees increased 16% and 21% for the quarter and nine months ended September 30, 2000, as compared to the same periods in 1999.

Salaries and benefits costs decreased $1.1 million, or 18%, from $6.2 million for the third quarter of 1999 to $5.1 million in 2000. For the nine months ended September 30, salaries and benefits costs decreased $3.3 million, or 17%, from $19.2 million in 1999 to $15.9 million for the same period in 2000. The decrease is primarily due to the termination of certain Service Agreements, the modification of a Service Agreement which resulted in a change in the manner in which physician compensation is recorded, the closing of various IMPACT Centers and a reduction in corporate staffing.

Pharmaceuticals and supplies expense increased $.8 million, or 4%, and $8.6 million, or 14%, for the quarter and nine months ended September 30, 2000 as compared to the same periods in 1999. The increase is primarily related to increased volume in pharmaceutical sales to physicians and greater utilization of new chemotherapy agents with higher costs in the practice management division, thus causing a decrease in the overall operating margin. Pharmaceuticals and supplies as a percent of net revenue was 69% and 60% for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, pharmaceuticals and supplies expense as a percentage of net revenue was 68% and 58%, respectively.

General and administrative expenses decreased $.1 million, or 6%, from $1.6 million in the third quarter of 1999 to $1.5 million in the third quarter of 2000. For the nine months ended September 30, general and administrative expenses decreased $.7 million, or 14%, from $5.0 million in 1999 to $4.3 million for the same period in 2000. The decrease is primarily due to the closure of various IMPACT Centers and the termination of certain Service Agreements. In addition, the Company terminated its Service Agreement with a single-physician practice during the second quarter of 2000. This termination resulted in the receipt of a $.2 million settlement that reduced general and administrative expenses in the second quarter of 2000.

Other operating expenses decreased $.8 million, or 29%, from $ 2.8 million for the third quarter of 1999 to $2.0 million for the third quarter of 2000. For the nine months ended September 30, other operating expenses decreased $2.2 million, or 25%, from $8.9 million in 1999 to $6.7 million for the same period in 2000. Other operating expenses consist primarily of medical director fees, purchased services related to global case rate contracts, rent expense, and other operational costs. The decrease is primarily due to the closure of various IMPACT Centers and lower purchased services and physician fees as a result of lower IMPACT and cancer research volumes as compared to the quarter and nine months ended September 30, 1999.

For the third quarter of 2000, all operating and general expenses other than those related to pharmaceuticals and supplies were reduced by $2.0 million, or 19%, as compared with those of the third quarter of 1999. For the nine months ended September 30, 2000, operating and general expenses, other than those for pharmaceuticals and supplies, were reduced by $6.3 million, or 19%, over those of the first nine months of 1999. These reductions reflect cost reduction and containment steps put in place in the first quarter of 2000, the closure of 7 IMPACT Centers, and lower patient volumes.

EBITDA (earnings before interest, taxes, depreciation and amortization) decreased $1.2 million, or 71%, to $.5 million for the quarter ended September 30, 2000 as compared to $1.7 million for the quarter ended September 30, 1999. For the nine months ended September 30, EBITDA decreased $4.4 million, or 54%, to $3.8 million in 2000, as compared to $8.2 million for the same period in 1999. The reduction is principally due to the decrease in IMPACT Center and cancer research volumes as compared to the same periods in 1999. EBITDA from the IMPACT services segment decreased $2.1 million, or 114%, and $5.6 million, or 85%, for the quarter and nine months ended September 30, 2000 as compared to the same periods in 1999. The decrease is primarily due to a decrease in breast cancer referral volumes and high dose chemotherapy procedures. In addition the Company experienced a decline in insurance approvals on the high dose referrals obtained. During the second quarter of 2000, the Company received notices of termination of pharmaceutical sales agreements from two physician practices effective July 1, 2000. The EBITDA contribution from these agreements totalled $.2 million for the six months ended June 30, 2000. While the Company is currently marketing these services to other physician practices, there can be no assurance that new agreements will be executed to replace the EBITDA contributed by the terminated agreements. EBITDA from the physician practice management segment increased 10% for the quarter ended September 30, 2000 and 4% for the nine months ended September 30, 2000 as compared to the same periods in 1999. The lower increase in EBITDA for the nine months ended September 30, 2000 is principally due to increases in pharmaceutical and supply costs, increases in contractual adjustments, and the termination and modification of certain Service Agreements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company's working capital was ($9.4) million with current assets of $42.5 million and current liabilities of $51.9 million. The Company's Credit Facility matures on June 30, 2001. Consequently, the entire outstanding principal balance on the Company's Credit Facility is classified as a current liability at September 30, 2000. Cash and cash equivalents represented $7.9 million of the Company's current assets.

Cash provided by operating activities was $4.8 million in the first nine months of 2000 compared to $9.8 million for the same period in 1999. This decrease is largely attributable to the $1.4 million net loss incurred by the Company in the first nine months of 2000 as compared to $1.5 million in net earnings for the first nine months of 1999. This decrease is also due to the timing of inventory purchases and payments of accounts payable, tempered by improved collections on accounts receivable and amounts due from affiliated physician groups. Cash used in investing activities, principally related to the purchase of equipment, was $.5 million for the nine months ended September 30, 2000 and $.6 million for the same period in 1999. Cash used in financing activities was $3.6 million for the nine months ended September 30, 2000 and $3.2 million for the same period in 1999. This increase is primarily attributable to an increase in principal payments on notes payable during the first nine months of 2000, tempered by larger distributions to joint venture partners and financing costs incurred during the first nine months of 1999.

The terms of the Company's original lending agreement provided for a $42.0 million Credit Facility, to mature in June 2002, to fund the Company's working capital needs. The Credit Facility, originally comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus an original spread between 1.375% and 2.5%, depending upon borrowing levels. The Company was also obligated to a commitment fee of .25% to
 .5% of the unused portion of the Revolving Credit Facility. At September 30, 2000, $34.5 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 10.1%. The Company is subject to certain affirmative and negative covenants which, among other things, originally required that the Company maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth. This original lending agreement was subsequently and significantly amended in both November 1999 and March 2000 as described below.

In November 1999, the Company and its lenders amended certain terms of the Credit Facility. As a result of this amendment, the Revolving Credit Facility was reduced from $7.0 million to $6.0 million and the interest rate was adjusted to LIBOR plus a spread of 3.25%. The Company's obligation for commitment fees was adjusted from a maximum of .5% to .625% of the unused portion of the Revolving Credit Facility. Repayment of the January 1, 2000 quarterly installment was accelerated. In addition, certain affirmative and negative covenants were added or modified, including minimum EBITDA requirements for the fourth quarter of 1999 and the first quarter of 2000. Compliance with certain covenants was also waived for the quarters ending September 30, 1999 and December 31, 1999.

On March 30, 2000, the Company and its lenders again amended various terms of the Credit Facility. As a result of this amendment, certain affirmative and negative covenants were added (including minimum quarterly cash flow requirements through March 2001), and certain other existing covenants were modified. Additionally, certain principal repayment terms were modified and certain future and current compliance with specific covenants was waived. Finally, the maturity date of the Credit Facility was accelerated to June 2001. The Company expects to have a longer-term facility in place prior to the June 2001 maturity date, but there can be no assurances that such facility will in fact be consummated.

During the third quarter of 2000, the Company did not meet certain financial covenants of the Credit Facility, including those related to minimum cash flow requirements. This occurred primarily due to further erosion in high dose chemotherapy volumes. As a result of this event of default, the Company's lenders adjusted the interest rates on the outstanding principal to the default rate of prime plus 3% (currently 12.5%) and terminated any obligation to advance additional loans or issue letters of credit. The Company does not anticipate that the termination of the lenders obligation to advance additional loans or letters of credit will have an immediate impact on operations. Under the terms of the Credit Facility, additional remedies available to the lenders (as long as an event of default exists and has not been cured) include acceleration of all principal and accrued interest outstanding, the right to foreclose on related security interests in the assets of the Company and stock of its subsidiaries, and the right of setoff against any monies or deposits that the lenders have in their possession. The Company has submitted revised financial projections and its specialty pharmaceutical business plan to its lenders seeking approval to deploy additional capital and personnel to the development of the new business. The Company has also engaged in discussions with certain investment banking firms to assist in the procurement of equity financing. Management is seeking from the lenders, after evaluating the information provided by the Company, a forbearance agreement for some period of time while the Company pursues its desired strategy. Additionally, the Company and its lenders are evaluating other strategies to improve the cash flow of the Company. There can be no assurances that the Company will be successful in obtaining additional equity funding, renegotiating certain terms of the Credit Facility, or refinancing the existing debt. The Company's lenders continue to reserve all rights and remedies available to them under the terms of the Credit Facility. If the Company's lenders exercise the rights and remedies as described above, the Company would be forced to seek formal reorganization protection.

The Company enters into LIBOR-based interest rate swap agreements ("Swap Agreement") with the Company's lender as required by the terms of the Credit Facility. In June 2000, the Company entered into a new Swap Agreement effective July 1, 2000. Amounts hedged under this most recent Swap

Agreement accrue interest at the difference between 7.24% and the ninety-day LIBOR rate and are settled quarterly. The Company has hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement matures on July 1, 2001.

Long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations consummated in 1996. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $11.50 to $16.97. The unpaid principal amount of the long-term notes was $1.5 million at September 30, 2000.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), required that standards be developed for the privacy and protection of individually identifiable health information. As directed by HIPAA, the federal government recently proposed detailed regulations to protect individual health information that is maintained or transmitted electronically from improper access, alteration or loss. Final regulations are expected sometime this year. To date, only the transactions and code sets standards have been finalized. The Company expects that health care organizations will be required to comply with the new standards 24 months after the date of adoption. The Company is currently assessing preliminary HIPAA issues, with detailed compliance and integration measures taking place in 2001 and 2002.

Because only certain elements of the HIPAA regulations have been finalized, the Company has not been able to determine the impact of the new standards on its financial position or results. The Company does expect to incur costs to evaluate and implement the rules, and will be actively evaluating such costs and their impact on its financial position and operations.

NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires all entities to report derivative securities at fair value on the balance sheet. The Company has performed a preliminary review of the applicability of SFAS No. 133 and believes that the adoption of this standard, when effective, will not have a significant impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this filing are forward-looking statements that involve a number of risks and uncertainties. The actual future results of the Company could differ significantly from those statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
(i) a continued decline in high dose chemotherapy referrals due to the high dose chemotherapy breast cancer results; (ii) difficulty in transitioning operating responsibilities to new members of senior management; (iii) continued decline in margins for cancer drugs; (iv) reductions in third-party reimbursement from managed care plans and private insurance resulting from stricter utilization and reimbursement standards; (v) the inability of the Company to recover all or a portion of the carrying amounts of the cost of service agreements, resulting in an additional charge to earnings; (vi) the Company's dependence upon its affiliations with physician practices, given that there can be no assurance that the practices will remain successful or that key members of a particular practice will remain actively employed; (vii) changes in government regulations;
(viii) risk of professional malpractice and other similar claims inherent in the provision of medical services; (ix) the Company's dependence on the ability and experience of its executive officers; (x) the Company's inability to raise additional capital or refinance existing debt;
(xi) the exercise of the lender's remedies as a result of the Company's event of default; and (xii) potential volatility in the market price of the Company's common stock. The Company cautions that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates obtainable on its Credit Facility. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs by selecting interest periods for traunches of the Credit Facility that are more favorable to the Company based on the current market interest rates. The Company has the option of fixing current interest rates for interest periods of 1, 2, 3 or 6 months.

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

At September 30, 2000, $34.5 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 10.1%. The Company does not have any other material market-sensitive financial instruments.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         During the third quarter of 2000, the Company did not meet certain financial covenants of the Credit Facility (as amended), including those related to minimum cash flow requirements. At September 30, 2000, $34.5 million aggregate principal and approximately $435,000 in accrued interest was outstanding under the Credit Facility. There was no arrearage in the payment of principal and interest on the date of filing this report. For further information concerning defaults with respect to the Company's indebtedness, please refer to Note 2 of the Company's financial statements or "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         10(v)    Employment Agreement between Registrant and Nelson M. Braslow,
                  M.D.

         27       Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RESPONSE ONCOLOGY, INC.


                                      By: /s/ Peter A. Stark
                                          -----------------------------------
                                          Peter A. Stark
                                          Chief Financial Officer
                                          and Principal Accounting Officer

                                          Date:  November 14, 2000

                                      By: /s/ Anthony M. LaMacchia
                                          -----------------------------------
                                          Anthony M. LaMacchia
                                          President and Chief Executive Officer

                                          Date:  November 14, 2000