Form 10-K405
period 2000-12-31
RESPONSE ONCOLOGY INC
filed 2001-04-17
CIK 763098

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

       for the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Transition Period:
                                 -----------------
       Commission File Number:
                              --------------------

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

                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                        ON WHICH REGISTERED
---------------------------                               ---------------------

Common Stock, par value $.01 per share......................OTC Bulletin Board

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 9, 2001, 12,290,764 shares of Common Stock of Response Oncology, Inc. were outstanding and the aggregate market value of such Common Stock held by non-affiliates was $1,674,731 based on the closing sale price of $0.156 as of that date.

Portions of registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on July 10, 2001 are incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before May 1, 2001. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report under cover of a Form 8. The exhibits for this Form 10-K are listed on Page 21.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Response Oncology, Inc. and its wholly-owned subsidiaries (the "Company") is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; owns the assets of and manages the nonmedical aspects of oncology practices; compounds and dispenses pharmaceuticals to certain oncologists for a fixed or cost plus fee; and conducts outcomes research on behalf of pharmaceutical manufacturers. Approximately 300 medical oncologists are associated with the Company through these programs.

As further discussed throughout this document, the Company sees important threats and opportunities for its businesses which will require management's focused attention over the near-term. The material decline in the Company's IMPACT Center volumes, coupled with continuing contractual issues in its physician practice management segment, have required and will continue to require significant and rapid strategic and operational responses to facilitate the Company's continued viability. The Company's focused business plan is currently being modified to not only incorporate such responses, but also to explore management's plans to exploit key opportunity areas and more effectively leverage important Company assets, including possibilities to expand and enhance the Company's pharmaceutical services.

On March 29, 2001, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating its business as a debtor-in-possession under the supervision of the Bankruptcy Court for the Western District of Tennessee. A statutory creditors committee will be appointed in the Chapter 11 case, and substantially all of the Company's liabilities as of the filing date ("prepetition liabilities") are subject to settlement under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate its business as debtor-in-possession. Schedules will be filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or subsequently adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

IMPACT SERVICES The Company presently operates 23 IMPACT Centers in 13 states which provide high dose chemotherapy with stem cell support to cancer patients on an outpatient basis. Through its IMPACT Centers, the Company has developed extensive medical information systems and databases containing clinical and patient information, analysis of treatment results and side effects and clinical care pathways. These systems and databases support the Company's clinical trials program, which involves carefully planned, uniform treatment regimens administered to a significant group of patients together with the monitoring of outcomes and side effects of these treatments. The clinical trials program allows the Company to develop a rational means of improving future treatment regimens by predicting which patients are most likely to benefit from different treatments.

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

In May of 1999, the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology (ASCO). These studies, involving the use of high dose chemotherapy, sparked controversy among oncologists, and, in the aggregate, caused confusion among patients, third-party payers, and physicians about the role of high dose chemotherapy in the treatment of breast cancer. Since the release of these data, the Company's high dose business has slowed significantly, as evidenced by a 49% decrease in high dose procedures in 2000 as compared to 1999 and a 64% decrease as compared to 1998. High dose procedures in the Company's wholly owned IMPACT Centers decreased 54% in 2000 as compared to 1999, while procedures in the Company's managed and joint venture Centers decreased 43% and 34%, respectively. The Company closed 12 marginal IMPACT Centers in 1999 due to decreased patient volumes and 19 additional IMPACT Centers in 2000. On an ongoing basis, the Company evaluates the economic feasibility of the centers in its IMPACT network. The Company is generally able to re-deploy related assets throughout the IMPACT Center network.

While additional data presented at the 2000 ASCO annual meeting appeared to somewhat clarify the role of high dose therapies for breast cancer and indicated favorable preliminary results, the Company has not experienced an increase in referrals for breast cancer patients nor does the Company expect this trend to reverse in the foreseeable future. Because of the significance of this negative trend to the Company's IMPACT Center volumes, the Company is actively evaluating the best fashion in which to leverage the IMPACT Center network. This evaluation includes the exploration of opportunities to deliver high dose therapies against diseases other than breast cancer; however, there can be no assurance that other such diseases and related treatment protocols can be identified, implemented, and/or effectively managed through the existing network. Continuing declines in high dose therapy volumes and/or an inability to develop new referral lines or treatment options for the network that result in increased non-breast cancer volumes will adversely affect the financial results of this line of business. Such adverse results would likely require that the Company evaluate potential additional closures of individual IMPACT Centers in the network.

During the first quarter of 2000, the Company decided to expand into the specialty pharmaceutical business and began to put in place certain of the resources necessary for this expansion. The Company intends to leverage its expertise and resources in the delivery of complex pharmaceuticals to cancer patients into the delivery of specialty drugs to patients with a wide range of chronic, costly and complex diseases. Specifically, this will include the distribution of new drugs with special handling requirements, and is expected to involve the use of the Company's regional network of specialized pharmaceutical centers. In addition, the Company intends to use its national network of IMPACT Centers and its highly trained healthcare professionals to administer the most fragile compounds to the expanded patient population. The Company has hired an expert consultant to assist in the development of the business plan. In addition, the Company recruited a chief medical officer and a vice president of operations in the third quarter of 2000. These individuals have operating responsibilities over the existing business segments and for the development of the specialty pharmacutical business. The Company has also engaged in discussions with potential strategic partners, including certain pharmaceutical manufacturers, partner hospitals, and affiliated physicians. Various clinical and marketing materials have also been developed. To date, these services have been marketed to select physicians and third-party payers in existing locations within the IMPACT Center network, but no patients utilizing such specialty drugs have been treated by the Company. Although the Company is still pursuing this strategy, given its current financial and operating constraints, there can be no assurances that this plan will be successfully implemented.

PHARMACEUTICAL SALES TO PHYSICIANS The Company also provides pharmacy management services for certain medical oncology practices through its IMPACT Center pharmacies. These services include compounding and dispensing pharmaceuticals for a fixed or cost plus fee.

ONCOLOGY PRACTICE MANAGEMENT SERVICES During 1996, the Company adopted a strategy of diversification into physician practice management and ultimately consummated affiliations with 12 medical oncology practices, including 43 medical oncologists in Florida and Tennessee. Pursuant to management service agreements ("Service Agreements"), the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. As described below, the Company has recognized deterioration in the value of certain Service Agreements through financial charges and termination and modification negotiations.

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

In February 1999 and March 1999, respectively, the Company announced that it had terminated its Service Agreements with Knoxville Hematology Oncology Associates, PLLC, and Southeast Florida Hematology Oncology Group, P.A., two of the Company's three underperforming net revenue model relationships. Since these were not "for cause" terminations initiated by the Company, the affiliated practices were not responsible for liquidated damages. In 1998, the Company recorded an impairment charge related to the three Service Agreements in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"). The structure of these contracts failed over time to align the physician and Company incentives, producing deteriorating returns and/or negative cash flows to the Company. The Company currently has no plans to terminate the Service Agreement with the third physician group.

In the fourth quarter of 1999, the Company terminated its Service Agreement with one single-physician practice in Florida. This termination was initiated on a "for cause" basis and the Company is seeking recovery of liquidated damages and other amounts owed. This dispute is scheduled for binding arbitration in the second quarter of 2001. During the same period, the Company began negotiations to terminate another Service Agreement with a single-physician practice. Since this was not a "for cause" termination initiated by the Company, the affiliated practice was not responsible for liquidated damages. The Company experienced deteriorating returns on this particular Service Agreement and concluded that continuing the relationship was not economically feasible. At December 31, 1999, the Company recorded an impairment charge related to both Service Agreements and associated assets. The Company terminated the second Service Agreement in April of 2000.

In the fourth quarter of 2000, the Company began negotiating, in response to certain contract disuptes, to sell the assets of Oncology/Hematology Group of South Florida, P.A. ("the OHG Group") to the existing physician group. Concurrent with the sale of the assets, the Service Agreement was terminated, and the parties signed a pharmacy management agreement for the Company to provide turnkey pharmacy management services to the practice. The sale and pharmacy management agreement were completed and effective February 1, 2001. At December 31, 2000, the Company adjusted the Service Agreement and associated assets to their net realizable value as measured by the termination and sale agreement.

In the first quarter of 2001, the Company began negotiating the termination of a three-physician practice in Florida. These negotiations resulted from several contractual disagreements between the practice and the Company. Although the termination is probable, the financial terms have not been agreed upon and therefore, the financial impact of any potential termination is not currently estimable.

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

The Company also utilizes its outcomes database to provide various types of data to pharmaceutical companies regarding the use of their products. The IMPACT Center network and the Company's medical information systems make the Company favorably suited to this process. The Company is currently participating in several projects with leading pharmaceutical manufacturers to furnish data in connection with FDA applications and post-FDA approval marketing studies. Revenue from these contracts helps to underwrite the Company's clinical trials expenses. Such relationships with pharmaceutical companies allow patients and physicians earlier access to drugs and therapies which enhances the Company's role as a participant in oncological developments. The Company has been very deliberate in the selection of new clinical trials in which it participates and is currently evaluating the viability of this segment.

Certain financial information relating to each of the Company's reportable segments is included in Note L of the Company's consolidated financial statements.

COMPETITION

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

The Company believes it is in material compliance with applicable healthcare laws. During 1999, the Company adopted a formal compliance program and, as part of such program, continues to monitor ongoing developments in healthcare laws and regulations. However, the laws and regulations applicable to the Company are subject to significant change and evolving interpretations and, therefore, there can be no assurance that a review of the Company's or the affiliated physicians' practices by a court or law enforcement or regulatory authority will not result in a determination that could materially adversely affect the operations of the Company or the affiliated physicians. Furthermore, there can be no assurance that the laws applicable to the Company will not be amended in a manner that could adversely affect the Company, its permissible activities, the relative costs associated with doing business, and the amount of reimbursement by government and other third-party payers.

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

FALSE AND OTHER IMPROPER CLAIMS The federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for reimbursement from any of the Federal Reimbursement Programs. Criminal penalties are also available in the case of claims filed with private insurers if the government can show that the claims constitute mail fraud or wire fraud or violate state false claims prohibitions. While the criminal statutes are generally reserved for instances involving fraudulent intent, the civil and administrative penalty statutes are being applied by the government in an increasingly broader range of circumstances. By way of example, the federal government recently has brought suits which maintain that a pattern of claiming reimbursement for unnecessary services where the claimant should have known that the services were unnecessary, and that claiming reimbursement for substandard services where the claimant knows the care was substandard, are actionable claims. In addition, at least one federal appellate court has affirmed a finding of liability under the false claims statutes based upon reckless disregard of the factual basis of claims submitted, falling short of actual knowledge. Severe sanctions under these statutes, including exclusion from Federal Reimbursement Programs, have been levied even in situations not resulting in criminal convictions. The Company believes that its billing activities on behalf of affiliated practices through Service Agreements are in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities. A determination that the Company or any affiliated practice has violated such laws could have a material adverse effect on the Company.

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

THE STARK SELF-REFERRAL LAW The Stark Self-Referral Law ("Stark Law") prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by the Medicare or Medicaid programs if the physician has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. The designated services covered by the law include radiology services, infusion therapy, radiation therapy, outpatient prescription drugs and hospital services, among others. In addition to the conduct directly prohibited by the law, the statute also prohibits "circumvention schemes" that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include (i) a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral; (ii) civil fines; and (iii) exclusion from the Medicare and Medicaid programs. The Stark Law contains a number of exceptions potentially applicable to the Company's operations. These include exceptions for a physician's ownership of certain publicly traded securities, certain in-office ancillary services, certain employment relationships, and certain personal services arrangements.

On January 4, 2001, the Health Care Financing Administration ("HCFA") issued a partial final rule (the "Phase I Final Regulations") regarding certain provisions of the Stark Law with an effective date for the relevant portions of January 4, 2002. Certain administrative review initiatives may have the effect of postponing the effective date until March 5, 2002. A second rulemaking, Phase II of the Stark Law regulations, that would address the remaining sections of the Stark Law is pending. It is not known when these additional final regulations will be promulgated. The Phase I Final Regulations expand upon the statutory exceptions and contemplate that designated health services may be provided by a physician practice or by another corporation if the relevant exceptions delineated in the regulations apply. In any event, the federal regulatory authorities have indicated through various charges that recently have been brought against providers that they consider the Stark Law to be sufficiently self-implementing that charges may be brought when violations of unambiguous elements of the Stark Law are found.

The Company believes that in the vast majority of situations it would not be construed as a provider of any designated health service under the Stark Law for which the Company claims reimbursement from Medicare or Medicaid. However, there can be no certainty that the Company will not be deemed to be the provider for designated health services in at least some circumstances. In that event, referrals from the physicians for designated health services will be permissible only if the relevant contractual relationship(s) meets an exception to the Stark Law prohibitions. To qualify for such exception, the payments made under the relevant contract must be set at fair market value as well as meeting other requirements of the relevant Stark Law exception. The Company intends to structure its arrangements so as to qualify for applicable exceptions under the Stark Law; however, there can be no assurance that a review by courts or regulatory authorities would not result in a contrary determination. A finding of noncompliance with the Stark Law could have a material adverse effect upon the Company and subject it and the Company's affiliated physicians to penalties and sanctions.

STATE LAW

STATE ANTI-KICKBACK LAWS Many states have laws that prohibit the payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under the state Medicaid program. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. The Company pays oncologists who supervise their patients' treatment at the IMPACT Centers certain professional fees for collecting and monitoring treatment and outcomes data and reporting such data to the Company. The Company believes such fees reflect the fair market value of the services rendered by such physicians to the Company. However, the laws in most states regarding kickbacks have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance. Noncompliance with such laws could have a material adverse effect upon the Company and subject it and such physicians to penalties and sanctions.

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

EMPLOYEES

As of March 1, 2001, the Company employed approximately 393 persons, approximately 298 of whom were full-time employees. Under the terms of the Service Agreements with the affiliated physician groups, the Company is responsible for the practice compensation and benefits of the groups' non-physician medical personnel. No employee of the Company or of any affiliated physician group is a member of a labor union or subject to a collective bargaining agreement. The Company believes that its labor relations are good.

ITEM 2.  PROPERTIES

As of March 1, 2001, the Company leased approximately 24,000 square feet of space at 1805 and 1835 Moriah Woods Boulevard, in Memphis, Tennessee, where the Company's headquarters and central business office are located. The leases expire in 2002. The Company also leases all facilities housing the Company's operating facilities. Management believes that the Company's properties are well maintained and suitable for its business operations. The Company may lease additional space in connection with the development of future treatment facilities or practice affiliations.

ITEM 3.  LEGAL PROCEEDINGS

The Company filed voluntary petitions seeking reorganization under Chapter 11 of the United States Bankruptcy Code on March 29, 2001. Additional information related to the filing is set forth under Part I, Item 1 and Part II, Item 7 of this Form 10-K and Note B of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

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

                                     PART II

ITEM 5.  MARKET INFORMATION AND RELATED STOCKHOLDER MATTERS

The Company's common stock traded on The Nasdaq Stock Market under the symbol "ROIX" through March 14, 2001. As of this date, the Company's common stock was held by approximately 1,874 shareholders of record. The Company's common stock was delisted from the Nasdaq Stock Market effective March 15, 2001 due to non-compliance with the listing standard that requires the Company's stock to maintain a minimum bid price of $1.00 or more. The Company does not plan to further appeal the delisting. The Company's common stock is currently traded on the OTC Bulletin Board.

The high and low closing sale prices of the Company's common stock, as listed on the Nasdaq National Market System, were as follows for the quarterly periods indicated.


                  YEAR ENDED DECEMBER 31, 2000                                          YEAR ENDED DECEMBER 31, 1999
----------------------------------------------------------------         ------------------------------------------------------

                                     HIGH             LOW                                           HIGH            LOW
                                     ----             ---                                           ----            ---

First Quarter                       $ 3 1/16         $ 1  1/8             First Quarter            $ 4 3/8          $ 2 3/8

Second Quarter                      $ 1  3/8         $  25/32             Second Quarter           $ 3  1/2         $ 2  1/2

Third Quarter                       $ 1  7/8         $    7/8             Third Quarter            $ 3              $ 23/32

Fourth Quarter                      $  31/32         $   5/32             Fourth Quarter           $ 1  7/8         $    3/8




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

ITEM 6.  SELECTED FINANCIAL DATA
         (in thousands except per share data)

The following table sets forth certain selected consolidated financial data and should be read in conjuction with the Company's consolidated financial statements and related notes appearing elsewhere in this report.


                                                                       YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------
                                                     2000            1999            1998            1997           1996
                                                  ---------       ---------       ---------       ---------      ---------
Net revenue                                       $ 130,833       $ 135,567       $ 128,246       $ 101,920      $  67,353

Net earnings (loss)                                 (14,419)         (1,693)        (17,448)          4,202            910

Net earnings (loss) to common stockholders          (14,419)         (1,693)        (17,449)          4,199            907

Total assets                                         92,413         119,645         126,753         149,075        142,950

Long-term debt and capital lease obligations            303          36,025          33,252          35,443         62,230

Earnings (loss) per common share:

    Basic                                         ($   1.17)      ($   0.14)      ($   1.45)      $    0.36      $    0.11
                                                  =========       =========       =========       =========      =========
    Diluted                                       ($   1.17)      ($   0.14)      ($   1.45)      $    0.36      $    0.11
                                                  =========       =========       =========       =========      =========

On March 29, 2001, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. Although the Company is currently operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of its business as a going concern is contingent upon, among other things, resolution of matters related to the bankruptcy filing as described in Note B. Chief among these matters is the status of the Company's credit facility and revisions to the credit facility that might result from resolution of the bankruptcy matters, as further described in Note F. The selected financial data above, was derived from consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do the consolidated financial statements include any adjustments that might result from the establishment, settlement and classification of liabilities that may be required in connection with restructuring the Company as it reorganizes under Chapter 11 of the United States Bankruptcy Code.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT Centers under the direction of practicing oncologists; owns the assets of and manages the nonmedical aspects of oncology practices; compounds and dispenses pharmaceuticals to certain medical oncology practices for a fixed or cost plus fee; and conducts outcomes research on behalf of pharmaceutical manufacturers. Approximately 300 medical oncologists are associated with the Company through these programs.

As further discussed throughout this document, the Company sees important threats and opportunities for its businesses which will require management's focused attention over the near-term. The material decline in the Company's IMPACT Center volumes, coupled with continuing contractual issues in its physician practice management segment, have required and will continue to require significant and rapid strategic and operational responses to facilitate the Company's continued viability. The Company's focused business plan is currently being modified to not only incorporate such responses, but also to explore management's plans to exploit key opportunity areas and more effectively leverage important Company assets, including possibilities to expand and enhance the Company's pharmaceutical services.

In order to preserve its operational strength and the assets of its businesses, the Company sought protection of the federal bankruptcy laws by filing a voluntary petition for relief on March 29, 2001, under Chapter 11 of the United

States Bankruptcy Code. Under Chapter 11, the Company continues to conduct business in the ordinary course under the protection of the Bankruptcy Court, while a reorganization plan is developed to restructure its obligations and its operations. KPMG, L.L.P., the Company's financial statement auditors, have included an explanatory paragraph to their opinion dated March 30, 2001, stating that the bankruptcy filing and related matters raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that any reorganization plan that is effected will be successful.

In 1990 the Company began development of a network of specialized IMPACT Centers to provide complex outpatient chemotherapy services under the direction of practicing oncologists. The majority of the therapies provided at the IMPACT Centers entail the administration of high dose chemotherapy coupled with peripheral blood stem cell support of the patient's immune system. At December 31, 2000, the Company's network consisted of 23 IMPACT Centers, including 14 wholly-owned, 7 managed programs, and 2 owned and operated in joint venture with a host hospital. Prior to January 1997, the Company derived substantially all of its revenues from outpatient cancer treatment services through reimbursements from third party payors on a fee-for-service or discounted fee-for-service basis. During 1997, the Company began concentrating its efforts on contracting on a "global case rate" basis where the Company contracts with the appropriate third-party payor to receive a single payment that covers the patient's entire course of treatment at the center and any necessary in-patient care.

In May of 1999, the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology (ASCO). These studies, involving the use of high dose chemotherapy, sparked controversy among oncologists, and, in the aggregate, caused confusion among patients, third-party payers, and physicians about the role of high dose chemotherapy in the treatment of breast cancer. Since the release of these data, the Company's high dose business has slowed significantly, as evidenced by a 49% decrease in high dose procedures in 2000 as compared to 1999 and a 64% decrease as compared to 1998. High dose procedures in the Company's wholly-owned IMPACT Centers decreased 54% in 2000 as compared to 1999, while procedures in the Company's managed and joint venture Centers decreased 43% and 34%, respectively. The Company closed 12 marginal IMPACT Centers in 1999 due to decreased patient volumes and 19 additional IMPACT Centers in 2000. On an ongoing basis, the Company evaluates the economic feasibility of the centers in its IMPACT network. The Company is generally able to re-deploy related assets throughout the IMPACT Center network.

While additional data presented at the 2000 ASCO annual meeting appeared to somewhat clarify the role of high dose therapies for breast cancer and indicated favorable preliminary results, the Company has not experienced an increase in referrals for breast cancer patients nor does the Company expect this trend to reverse in the foreseeable future. Because of the significance of this negative trend to the Company's IMPACT Center volumes, the Company is actively evaluating the best fashion in which to leverage the IMPACT Center network. This evaluation includes the exploration of opportunities to deliver high dose therapies against diseases other than breast cancer; however, there can be no assurance that other such diseases and related treatment protocols can be identified, implemented, and/or effectively managed through the existing network. Continuing declines in high dose therapy volumes and/or an inability to develop new referral lines or treatment options for the network that result in increased non-breast cancer volumes will adversely affect the financial results of this line of business. Such adverse results would likely require that the Company evaluate potential additional closures of individual IMPACT Centers in the network.

During the first quarter of 2000, the Company decided to expand into the specialty pharmaceutical business and began to put in place certain of the resources necessary for this expansion. The Company intends to leverage its expertise and resources in the delivery of complex pharmaceuticals to cancer patients into the delivery of specialty drugs to patients with a wide range of chronic, costly and complex diseases. Specifically, this will include the distribution of new drugs with special handling requirements, and is expected to involve the use of the Company's regional network of specialized pharmaceutical centers. In addition, the Company intends to use its national network of IMPACT Centers and its highly trained healthcare professionals to administer the most fragile compounds to the expanded patient population. The Company has hired an expert consultant to assist in the development of the business plan. In addition, the Company recruited a chief medical officer and a vice president of operations in the third quarter of 2000. These individuals have operating responsibilities over the existing business segments and for the development of the specialty pharmacutical business. The Company has also engaged in discussions with potential strategic partners, including certain pharmaceutical manufacturers, partner hospitals, and affiliated physicians. Various clinical and marketing materials have also been developed. To date, these services have been marketed to select physicians and third-party payers in existing locations within the IMPACT Center network, but no patients utilizing such specialty drugs have been treated by the Company. Although the Company is still pursuing this strategy, given its current financial and operating constraints, there can be no assurances that this plan will be successfully implemented.

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

In February 1999 and April 1999, respectively, the Company announced that it had terminated its Service Agreements with Knoxville Hematology Oncology Associates, PLLC, and Southeast Florida Hematology Oncology Group, P.A., two of the Company's three underperforming net revenue model relationships. Since these were not "for cause" terminations initiated by the Company, the affiliated practices were not responsible for liquidated damages. In 1998 the Company recorded an impairment charge related to the three Service Agreements in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"). The structure of these contracts failed over time to align the physician and Company incentives, producing deteriorating returns and/or negative cash flows to the Company. The Company currently has no plans to terminate the Service Agreement with the third physician group.

In the fourth quarter of 1999, the Company terminated its Service Agreement with one single-physician practice in Florida. This termination was initiated on a "for cause" basis and the Company is seeking recovery of liquidated damages. During the same period, the Company began negotiations to terminate another Service Agreement with a single-physician practice. Since this was not a "for cause" termination initiated by the Company, the affiliated practice was not responsible for liquidated damages. The Company experienced deteriorating returns on this particular Service Agreement and concluded that continuing the relationship was not economically feasible. At December 31, 1999, the Company had recorded an impairment charge related to both Service Agreements and associated assets. The Company terminated the second Service Agreement in April of 2000.

In the fourth quarter of 2000, the Company began negotiating, in response to certain contract disuptes, to sell the assets of the OHG Group, to the existing physician group. Concurrent with the sale of the assets, the Service Agreement was terminated, and the parties signed a pharmacy management agreement for the Company to provide turnkey pharmacy management services to the practice. The sale and pharmacy management agreement were completed and effective February 1, 2001. At December 31, 2000, the Company adjusted the Service Agreement and associated assets to their net realizable value as measured by the termination and sale agreement.

In the first quarter of 2001, the Company began negotiating the termination of a three-physician practice in Florida. These negotiations resulted from several contractual disagreements between the practice and the Company. Although the termination is probable, the financial terms have not been agreed upon and therefore, the financial impact of any potential termination is not currently estimable.

From time to time, the Company and its affiliated physicians disagree on the interpretation of certain provisions of the Service Agreements. The Company has one pending arbitration proceeding and recently received a ruling on another case. The pending arbitration matter relates to a dispute over the methodology utilized for certain financial calculations provided for in the Service Agreement. The dispute is generally related to the timing of recording certain adjustments that affect the calculation of the Company's service fee and physician compensation. The Company believes that it has a contractual basis for its position, but there can be no assurances that the Company will prevail in arbitration. In such event, the Company's service fee and the physician's compensation would be increased. The arbitration ruling received by the Company addressed issues related to the economic feasibility of certain capital expenditures. In this matter, the arbitrator ruled that outlays by the Company for capital expenditures are subject to economic feasibility standards. However, the Company was required to expand the office space for this particular practice.

In January 2001, the Company received a notice of default from one of its affiliated physician practices alleging a breach of contract for failure to obtain or take adequate steps to develop certain ancillary services. The Company has negotiated a forbearance agreement with the practice to prevent issuance of a notice of termination while it works to develop the project. These activities have included negotiations related to building construction and the purchase of land and equipment. While the Company has made progress on the development of these services, there can be no assurance that the Company will satisfy all requirements of the project in the agreed upon timeframe. If the practice issues a notice of termination, the Company will invoke mandatory arbitration to try to avoid termination and obtain a ruling that the Company has not breached the contract or has made sufficient progress towards a cure.

During the second quarter of 2000, the Health Care Financing Administration ("HCFA"), which runs the Medicare program, announced its intent to adjust certain pharmaceutical reimbursement mechanisms. HCFA targeted dozens of drugs, principally those used for the treatment of cancer and AIDS. More specifically, Medicare utilizes the average wholesale price ("AWP") of pharmaceuticals as the benchmark for reimbursement. It is HCFA's stated position that some drug companies are reporting artificially inflated AWPs to industry guides that are used for government-reimbursement purposes resulting in overpayments by Medicare and excess profits for physicians and other providers. HCFA's investigation into inflated AWPs is ongoing.

On September 8, 2000, HCFA announced that the previously reported reductions in reimbursement rates for oncology drugs would not be fully implemented pending a comprehensive study to develop more accurate reimbursement methodologies for cancer therapy services. However, HCFA did encourage its intermediaries to adopt a new fee schedule for selected chemotherapy agents. To date, the Company has not experienced any reduction in reimbursement levels related to these chemotherapy agents. However, should any of these reimbursement changes occur, it could have a material adverse effect on reimbursement for certain pharmaceutical products utilized by the Company's affiliated physicians in the practice management division. Consequently, the Company's management fee in its practice management relationships could be materially reduced. Given the dynamic nature of the proposed changes, the Company is currently not able to reasonably estimate their financial impact.

On December 1, 2000, the Company received a delisting notification from the Nasdaq Stock Market for failure to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required under the maintenance standards of the Nasdaq National Market. The Company had 90 calendar days, or until January 30, 2001, to regain compliance with this rule by obtaining a bid price on its common stock of at least $1.00 for a minimum of 10 consecutive trading days. On March 15, 2001, the Company's common stock was delisted from the Nasdaq Stock Market. The decision was issued following a written appeal and hearing before the Nasdaq Listing Qualifications Panel due to the non-compliance with the listing standard that requires the Company's stock to maintain a minimum bid price of $1.00 or more. The Company's common stock is currently traded on the OTC Bulletin Board.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

Net revenue decreased 3% to $130.8 million for the year ended December 31, 2000, compared to $135.6 million for the year ended December 31, 1999. The $14.1 million, or 50%, decrease in IMPACT Center revenue continues to reflect the confusion and related pullback in breast cancer admissions resulting from high dose chemotherapy/breast cancer study results presented at ASCO in May 1999. In addition, the Company experienced a decline in insurance approvals on the high dose referrals obtained. Since the release of the study results, the Company's high dose business has slowed significantly, as evidenced by a 49% decrease in high dose procedures in 2000 as compared to 1999. Practice management service fees were $77.7 million in 2000 compared to $68.4 million in 1999 for a 14% increase. This increase was due to growth in patient volumes for both non-ancillary and ancillary services and pharmaceutical utilization, and occurred despite a 7% decrease in the number of physicians under management agreements during the year ended December 31, 2000 as compared to 1999. Additionally, pharmaceutical sales to physicians increased $1 million, or 3%, from $37.5 million in 1999 to $38.5 million in 2000. This increase is due to increased drug utilization by the physicians serviced under these agreements, but was tempered by the termination of pharmaceutical sales agreements with two physician practices effective July 1, 2000. As described earlier, management believes that enhanced pharmaceutical services represent a significant area of opportunity for revenue growth.

Salaries and benefits costs decreased $4.5 million, or 17%, from $25.8 million in 1999 to $21.3 million in 2000. The decrease was primarily due to the termination of certain Service Agreements in 1999, the modification of a Service Agreement which resulted in a change in the manner in which physician compensation is recorded, the closing of various IMPACT Centers and a reduction in corporate staffing. Salaries and benefits expense as a percentage of net revenue was 16% in 2000 and 19% in 1999.

Supplies and pharmaceuticals expense increased $9.2 million, or 12%, from 1999 to 2000. The increase was primarily related to greater utilization of new chemotherapy agents with higher costs in the practice management division and increased volume in pharmaceutical sales to physicians. Supplies and pharmaceuticals expense as a percentage of net revenue was 68% and 59% for the years ended 2000 and 1999, respectively. The increase as a percentage of net revenue was due to the increase in pharmaceutical sales to physicians as well as general price increases in pharmaceuticals used in the practice management division. Pharmaceutical sales to physicians have lower margins than high dose treatment and physician practice management pharmaceutical margins.

Other operating expenses decreased $2.8 million, or 24%, from $11.5 million in 1999 to $8.7 million in 2000. Other operating expenses consist primarily of medical director fees, purchased services related to global case rate contracts, rent expense, and other operational costs. The decrease was primarily due to the closure of various IMPACT Centers and lower purchased services and physician fees as a result of lower IMPACT and cancer research volumes as compared to the year ended December 31, 1999.

General and administrative expense increased $.4 million or 7%, from $6.5 million in 1999 to $6.9 million in 2000. The increase was primarily due to the net effect of increased expenses for professional services, principally consulting fees related to the Company's restructuring efforts, and decreased administrative expenses due to the closure of various IMPACT Centers and the termination of certain Service Agreements.

For the year ended December 31, 2000, all operating and general expenses other than those related to pharmaceuticals and supplies were reduced by $6.9 million, or 16%, as compared with those for the year ended December 31, 1999. These reductions reflect cost reduction and containment steps put in place in the first quarter of 2000, the closure of 19 IMPACT Centers, lower patient volumes and the termination of certain Service Agreements.

Depreciation and amortization increased $.1 million from $4.5 million in 1999 to $4.6 million in 2000. Had the Oncology/Hematology Group sales transaction been effected as of January 1, 2000, depreciation and amortization would have declined to $3.6 million on a pro forma basis in 2000.

EBITDA (earnings before interest, taxes, depreciation and amortization) decreased $19.8 million to ($13.4) million for the year ended December 31, 2000 in comparison to $6.4 million for the year ended December 31, 1999. EBITDA from the IMPACT services segment decreased $6.8 million, or 103%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The decrease is primarily due to a decrease in referral volumes and high dose chemotherapy procedures. In addition, during the second quarter of 2000, the Company received notices of termination of pharmaceutical sales agreements from two physician practices effective July 1, 2000. EBITDA from the physician practice management segment decreased $14.1 million, or 193%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. This decrease is primarily due to the charge of $16.0 million recorded in the fourth quarter of 2000 to adjust the Service Agreement and associated assets to their net realizable value related to the sale of a physician practice.

1999 COMPARED TO 1998

Net revenue increased 6% to $135.6 million for the year ended December 31, 1999, compared to $128.2 million for the year ended December 31, 1998. Practice management service fees were $68.4 million in 1999 compared to $59.5 million in 1998 for a 15% increase. This increase was due to growth in utilization of both non-ancillary and ancillary services. Pharmaceutical sales to physicians increased $10.7 million or 40% from $26.8 million in 1998 to $37.5 million in 1999. Additionally, net patient service revenues from IMPACT services decreased $9.8 million or 26% from $38.0 million in 1998 to $28.2 million in 1999. This decrease in IMPACT services revenues was primarily due to reduced breast cancer patient referrals subsequent to research study data released at the annual meeting of ASCO in May 1999.

Salaries and benefits increased $.6 million, or 2%, from $25.2 million in 1998 to $25.8 million in 1999. The increase was primarily attributable to the addition of personnel in the practice management division and general increases in salaries and benefits. Salaries and benefits as a percentage of net revenue was 19% and 20% in 1999 and 1998, respectively.

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

Other operating expenses decreased $2.4 million, or 17%, from $13.9 million in 1998 to $11.5 million in 1999. Other operating expenses consist primarily of medical director fees, rent expense, and other operational costs. The decrease was primarily due to lower purchased services and physician fees as a result of lower IMPACT and cancer research patient volumes as compared to 1998.

General and administrative expenses decreased $.8 million, or 11%, from $7.3 million in 1998 to $6.5 million in 1999. The decrease was primarily due to expenses recognized in 1998 for various aborted mergers and acquisitions and the termination of the Service Agreements with two of the Company's three underperforming net revenue model relationships.

Depreciation and amortization decreased $1.1 million from $5.6 million in 1998 to $4.5 million in 1999. The decrease was primarily attributable to the impairment of management service agreements recognized in the fourth quarter of 1998.

EBITDA (earnings before interest, taxes, depreciation and amortization) increased $20.4 million or 146% to $6.4 million for the year ended December 31, 1999 in comparison to ($14.0) million for the year ended December 31, 1998. EBITDA from the IMPACT services segment decreased $4.4 million, or 40%, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease in IMPACT services revenues was primarily due to reduced breast cancer patient referrals subsequent to research study data released at the annual meeting of ASCO in May 1999. EBITDA from the physician practice management segment increased $36.8 million, or 125%, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. This increase is primarily due to the reserve for impairment of Service Agreements established in the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had a working capital deficit of ($9.7) million with current assets of $44.3 million and current liabilities of $54.0 million. Cash and cash equivalents represented $7.3 million of the Company's current assets. Negative working capital is primarily attributable to the current balance sheet classification of amounts due under the Company's Credit Facility, as further described below.

Cash provided by operating activities was $5.1 million in 2000 as compared to cash provided by operating activities of $12.8 million in 1999. The decrease in operating cash flow is largely attributable to the increased net losses incurred by the Company in 2000 as compared to 1999. This decrease is also due to the timing of inventory purchases and amounts due from affiliated physician groups, tempered by increased collections on accounts receivable and the timing of payments of accounts payable and accrued expenses.

Cash used in investing activities was $.6 million and $.7 million in 2000 and 1999, respectively. This decrease is primarily the result of lower expenditures for equipment.

Cash used in financing activities was $4.4 million in 2000 and $5.9 million in 1999. This decrease is primarily attributable to additional payments on notes payable in 1999 as compared to 2000, a decrease in distributions to joint venture partners, and no financing costs being incurred in 2000, as compared to 1999.

The terms of the Company's original lending agreement provided for a $42.0 million Credit Facility, to mature in June 2002, to fund the Company's acquisition and working capital needs. The Credit Facility, originally comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus an original spread between 1.375% and 2.5%, depending upon borrowing levels. The Company was also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. At December 31, 2000, $33.7 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 12.7%. The Company is subject to certain affirmative and negative covenants which, among other things, originally required that the Company maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth. This original lending agreement was subsequently and significantly amended in November 1999, and March 2000, as described below.

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

During the third quarter of 2000, the Company did not meet certain financial covenants of the Credit Facility, including those related to minimum cash flow requirements. This occurred primarily due to further erosion in high dose chemotherapy volumes. As a result of this event of default, the Company's lenders adjusted the interest rates on the outstanding principal to the default rate of prime plus 3% (12.5% at the time of default) and terminated any obligation to advance additional loans or issue letters of credit. As a result of this termination, the Company has not experienced an impact on operating cash flow. Under the terms of the Credit Facility, additional remedies available to the lenders (as long as an event of default exists and has not been cured) include acceleration of all principal and accrued interest outstanding, the right to foreclose on related security interests in the assets of the Company and stock of its subsidiaries, and the right of setoff against any monies or deposits that the lenders have in their possession.

Effective December 29, 2000, the Company executed a forbearance agreement with its lenders. Under the terms of the forbearance agreement, the lenders agreed to forbear from enforcing their rights or remedies pursuant to the Credit Facility documents until the earlier of (i) March 30, 2001 (as amended), or (ii) certain defined events of default. During this period, the interest rate was adjusted to prime plus 2%. The forbearance agreement also required that the Company retain a financial advisor to assist in the development of a restructuring plan and perform certain valuation analyses. The Company has submitted the restructuring plan to its lenders and is negotiating an extension to the Credit Facility.

With the Company's March 29, 2001 Chapter 11 bankruptcy filing, any potential future revisions to the Credit Facility are subject to Chapter 11 reorganization processes (described elsewhere in conjunction with discussion of the filing). There can be no assurances as to the form of such revisions (if any) or their impact on the Company's financial position or continued business viability. Additionally, as of the date of the bankruptcy filing, the Company was in technical default under the terms of the Credit Facility.

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

Long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations consummated in 1996. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $11.50 to $16.97. The unpaid principal amount of the long-term notes was $.8 million at December 31, 2000.

The Company is committed to future minimum lease payments under operating leases of $15.3 million for administrative and operational facilities.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), required that standards be developed for the privacy and protection of individually identifiable health information. As directed by HIPAA, the federal government proposed detailed regulations to protect individual health information that is maintained or transmitted electronically from improper access, alteration or loss. To date, only the transactions and code sets standards have been finalized. However, privacy standards are expected to be finalized effective April 14, 2001. The Company expects that health care organizations will be required to comply with the new standards 24 months after the date of adoption. The Company is currently assessing preliminary HIPAA issues, with detailed compliance and integration measures taking place in 2001 and 2002.

Because only certain elements of the HIPAA regulations have been finalized, the Company has not been able to determine the impact of the new standards on its financial position or results. The Company does expect to incur costs to evaluate and implement the rules, and will be actively evaluating such costs and their impact on its financial position and operations.

NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires all entities to report derivative securities at fair value on the balance sheet. The Company has reviewed the applicability and implications of SFAS No. 133 for the Company's financial statements. The sole derivative instrument to which the accounting prescribed by the Statement is applicable is the Swap Agreement described above. The Company recorded a cumulative adjustment charge in implementing the Statement on January 1, 2001 of approximately $111,000 in recognition of the reported fair value of the Swap Agreement.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this filing are forward-looking statements that involve a number of risks and uncertainties. The actual future results of the Company could differ significantly from those statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
(i) a continued decline in high dose chemotherapy referrals due to the high dose chemotherapy breast cancer results; (ii) difficulty in transitioning operating responsibilities to new members of senior management; (iii) continued decline in margins for cancer drugs; (iv) reductions in third-party reimbursement from managed care plans and private insurance resulting from stricter utilization and reimbursement standards; (v) the inability of the Company to recover all or a portion of the carrying amounts of the cost of service agreements, resulting in an additional charge to earnings; (vi) the Company's dependence upon its affiliations with physician practices, given that there can be no assurance that the practices will remain successful or that key members of a particular practice will remain actively employed; (vii) changes in government regulations;
(viii) risk of professional malpractice and other similar claims inherent in the provision of medical services; (ix) the Company's dependence on the ability and experience of its executive officers; (x) the Company's inability to raise additional capital or refinance existing debt; (xi) uncertainty pertaining to the outcome of the Chapter 11 filing by the Company; and (xii) issues related to the implementation of the Company's new business plan. The Company cautions that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

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

The Company is also a party to a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of one of the Company's lenders as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 7.24% and the ninety-day LIBOR rate and are settled quarterly. As of December 31, 2000, approximately 50% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in July 2001. The Company does not enter into derivative or interest rate transactions for speculative purposes.

At December 31, 2000, $33.7 million aggregate principal was outstanding under the Credit Facility with a default interest rate of approximately 12.7%. The Company does not have any other material market-sensitive financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is submitted in a separate section of this report (see pages 25 through 42).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the sections entitled "Executive Officers" and "Nominees for Election as Directors" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held July 10, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held July 10, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners, Directors and Management" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held July 10, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held July 10, 2001.

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

10(p) Swap Agreement dated June 25, 1999 between Registrant and NationsBank, N.A. (12)

10(q)             Employment Agreement between Registrant and Anthony M.
                  LaMacchia (13)

10(r) First Amendment to Credit Agreement dated September 30, 1999, between Registrant, AmSouth Bank, Union Planters Bank, N.A. and Bank of America, N.A. (14)

10(s) Second Amendment to Credit Agreement dated March 30, 2000, between Registrant, AmSouth Bank, Union Planters Bank, N.A. and Bank of America, N.A (15)

10(t)             Employment Agreement between Registrant and Patrick J.
                  McDonough (16)

10(u) Swap Agreement dated June 29, 2000 between Registrant and Bank of America, N.A. (16)

10(v)             Employment Agreement between Registrant and Nelson M. Braslow,
                  M.D. (17)

10(w) Forbearance Agreement dated December 29, 2000, between Registrant, AmSouth Bank, Union Planters Bank, N.A. and Bank of America, N.A.

10(x) First Amendment to Forbearance Agreement dated February 28, 2001, between Registrant, AmSouth Bank, Union Planters Bank, N.A. and Bank of America, N.A.

11                Statement regarding Computation of Per Share Earnings

13 Annual Report to Shareholders for the year ended December 31, 2000 -- to be filed

21                List of Subsidiaries

23                Consent of Independent Auditors

--------------------------------------------

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

(10) Incorporated by reference to the Registrant's 1997 10-K dated March 31,
     1998

(11) Incorporated by reference to the Registrant's 1998 10-K dated March 31,
     1999

(12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

(14) Incorporated by reference to the Registrant's 1999 10-K, dated March 30,
     2000

(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

(17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000


(b)  Reports on Form 8-K filed in the fourth quarter of 2000 - None

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

RESPONSE ONCOLOGY, INC.
                                                By: /s/ ANTHONY M. LAMACCHIA
                                                    --------------------------
                                                    Anthony M. LaMacchia
                                                    President, Chief Executive
                                                    Officer, and Director

                                                    Date: April 17, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 By:  /s/ FRANK M. BUMSTEAD             By:/s/ PETER A. STARK
     -----------------------------         -----------------------------------
     Frank M. Bumstead                     Peter A. Stark
     Vice-Chairman of the Board            Executive Vice President,
                                           Chief Financial Officer

     Date: April 17, 2001                  Date: April 17, 2001

 By: /s/ ANTHONY M. LAMACCHIA           By:/s/ P. ANTHONY JACOBS
     --------------------------            -------------------------------------
     Anthony M. LaMacchia                  P. Anthony Jacobs
     President, Chief Executive            Director
     Officer, and Director

     Date: April 17, 2001                  Date: April 17, 2001

 By: /s/JAMES R. SEWARD                 By:/s/ WILLIAM H. WEST, M.D.
     -----------------------------         --------------------------
     James R. Seward                       William H. West, M.D.
     Director                              Chairman of the Board

     Date: April 17, 2001                  Date: April 17, 2001

 By: /s/LAWRENCE N. KUGELMAN            By:/s/ W. THOMAS GRANT II
     -----------------------------         --------------------------
     Lawrence N. Kugelman                  W. Thomas Grant II
     Director                              Director

     Date: April 17, 2001                  Date: April 17, 2001

Independent Auditors' Report
The Board of Directors
Response Oncology, Inc.:

We have audited the accompanying consolidated balance sheets of Response Oncology, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Oncology, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, on March 29, 2001, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. This event and related circumstances, including those discussed in Note F, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and financial statements schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                                                        KPMG LLP

Memphis, Tennessee
March 30, 2001

PART I - FINANCIAL INFORMATION
ITEM 1:         FINANCIAL STATEMENTS
                RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands)


                                                                                           DECEMBER 31,
                                                                                      -------------------------
                                                                                         2000            1999
                                                                                      ---------       ---------
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                                         $   7,327       $   7,195
    Accounts receivable, less allowance for doubtful accounts
         of $3,489 and $2,632                                                             9,469          16,007
    Supplies and pharmaceuticals                                                          3,702           3,485
    Prepaid expenses and other current assets                                             3,529           4,778
    Due from affiliated physician groups                                                 19,121          16,884
    Deferred income taxes                                                                 1,168             114
                                                                                      ---------       ---------
         TOTAL CURRENT ASSETS                                                            44,316          48,463

    Property and equipment, net                                                           3,212           4,222
    Deferred charges, less accumulated amortization of $320 and $86                         156             380
    Management service agreements, less accumulated amortization of $7,685
           and $8,206                                                                    44,231          66,113
    Other assets                                                                            498             467
                                                                                      ---------       ---------
         TOTAL ASSETS                                                                 $  92,413       $ 119,645
                                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                  $  14,665       $  15,665
    Accrued expenses and other liabilities                                                4,581           5,440
    Current portion of notes payable                                                     34,509           3,745
    Current portion of capital lease obligations                                            277             267
                                                                                      ---------       ---------
         TOTAL CURRENT LIABILITIES                                                       54,032          25,117
                                                                                      ---------       ---------

    Notes payable, less current portion                                                      --          35,445
    Capital lease obligations, less current portion                                         303             580
    Deferred income taxes                                                                 3,525           9,802
    Minority interest                                                                     1,164             924

STOCKHOLDERS' EQUITY
    Series A convertible preferred stock, $1.00 par value (aggregate liquidation preference $183), authorized 3,000,000 shares; issued and outstanding
         16,631 shares at each period end                                                    17              17
    Common stock, $.01 par value, authorized 30,000,000 shares; issued and
          outstanding 12,290,764 and 12,270,406 shares                                      123             123
    Paid-in capital                                                                     102,011         101,980
    Accumulated deficit                                                                 (68,762)        (54,343)
                                                                                      ---------       ---------
              TOTAL NET STOCKHOLDERS' EQUITY                                             33,389          47,777
                                                                                      ---------       ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  92,413       $ 119,645
                                                                                      =========       =========


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except for share data)


                                                                 YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           2000               1999               1998
                                                      ------------       ------------       ------------

NET REVENUE                                             $  130,833         $  135,567         $  128,246

COSTS AND EXPENSES
     Salaries and benefits                                  21,308             25,810             25,227
     Pharmaceuticals and supplies                           89,444             80,210             67,290
     Other operating costs                                   8,683             11,529             13,887
     General and administrative                              6,927              6,487              7,315
     Depreciation and amortization                           4,610              4,509              5,579
     Interest                                                3,680              3,305              2,946
     Provision for doubtful accounts                         1,309              2,625              2,947
     Impairment of management service agreements
       and associated assets                                15,951              1,921             35,489
                                                      ------------       ------------       ------------
                                                           151,912            136,396            160,680
                                                      ------------       ------------       ------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST             (21,079)              (829)           (32,434)
     Minority owners' share of net earnings                   (633)              (700)              (749)
                                                      ------------       ------------       ------------

LOSS BEFORE INCOME TAXES                                   (21,712)            (1,529)           (33,183)
     Income tax provision (benefit)                         (7,293)               164            (15,735)
                                                      ------------       ------------       ------------

NET LOSS                                                   (14,419)            (1,693)           (17,448)
Dividend to preferred stockholders                              --                 --                 (1)
                                                      ------------       ------------       ------------

NET LOSS TO COMMON STOCKHOLDERS                         $  (14,419)        $   (1,693)        $  (17,449)
                                                      ============       ============       ============

LOSS PER COMMON SHARE:
     Basic                                              $    (1.17)        $    (0.14)        $    (1.45)
                                                      ============       ============       ============
     Diluted                                            $    (1.17)        $    (0.14)        $    (1.45)
                                                      ============       ============       ============

Weighted average number of common shares:

     Basic                                              12,288,352         12,014,153         12,039,480
                                                      ============       ============       ============
     Diluted                                            12,288,352         12,014,153         12,039,480
                                                      ============       ============       ============

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands except for share data)



                                           SERIES A CONVERTIBLE
                                            PREFERRED STOCK            COMMON STOCK
                                         ----------------------- -----------------------
                                                     PAR VALUE                 PAR VALUE                                 TOTAL
                                                     $1.00 PER                 $.01 PER       PAID-IN    ACCUMULATED  STOCKHOLDERS'
                                           SHARES      SHARE       SHARES        SHARE        CAPITAL     DEFICIT        EQUITY
                                         ---------  -----------  ----------    ---------   -----------  ------------   -----------
Balances at December 31, 1997             27,233    $      27     11,972,358    $   120    $   101,402    ($ 35,201)   $  66,348
    Net loss                                                                                                (17,448)     (17,448)
    Exercise of common stock options                                  54,164                       320                       320
    Common stock issued in connection
     with practice affiliations                                       22,406                       190                       190
    Conversion of preferred stock           (602)                        110
    Dividend on preferred stock                                          293                         1           (1)          --
                                         -------    ---------    -----------    -------    -----------    ---------    ---------
Balances at December 31, 1998             26,631           27     12,049,331        120        101,913      (52,650)      49,410
    Net loss                                                                                                 (1,693)      (1,693)
    Common stock issued in connection
       with practice affiliations                                     36,870          1            112                       113
   Common stock issued under
      compensation plan                                              300,000          3            297                       300
   Common stock received in connection
      with practice termination                                     (117,811)        (1)          (352)                     (353)
   Conversion of preferred stock         (10,000)         (10)         1,833                        10
   Dividend on preferred stock                                           183
                                         -------    ---------    -----------    -------    -----------    ---------    ---------
Balances at December 31, 1999             16,631           17     12,270,406        123        101,980      (54,343)      47,777
    Net  loss                                                                                               (14,419)     (14,419)
    Exercise of common stock options                                  20,175                        31                        31
    Dividend on preferred stock                                          183
                                         -------    ---------    -----------    -------    -----------    ---------    ---------
Balances at December 31, 2000             16,631    $      17     12,290,764    $   123    $   102,011    ($ 68,762)   $  33,389
                                         =======    =========    ===========    =======    ===========    =========    =========



See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)


                                                                         YEARS ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                        2000        1999        1998
                                                                      --------    --------    --------
OPERATING ACTIVITIES
    Net loss                                                          ($14,419)   ($ 1,693)   ($17,448)
    Adjustments to reconcile net loss to net cash
          provided by operating activities:
      Depreciation and amortization                                      4,610       4,509       5,579
      Impairment of management service agreements and associated
        assets                                                          15,951       1,921      35,489
      Deferred income taxes                                             (7,331)      1,920     (16,367)
      Provision for doubtful accounts                                    1,309       2,625       2,947
      Gain on sale of property and equipment                               (67)         --          --
      Minority owners' share of net earnings                               633         700         749
      Changes in operating assets and liabilities net of effect of acquisitions:
         Accounts receivable                                             5,229       4,212      (8,881)
         Supplies and pharmaceuticals, prepaid expenses and other
             current assets                                                880       1,359      (2,624)
         Deferred charges and other assets                                 193        (178)       (175)
         Due from affiliated physician groups                           (1,067)       (108)     (4,955)
         Accounts payable and accrued expenses                            (800)     (2,472)      8,467
                                                                      --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                5,121      12,795       2,781
                                                                      --------    --------    --------

INVESTING ACTIVITIES
    Purchase of equipment                                                 (645)       (741)     (1,702)
    Proceeds from sale of property and equipment                            87          --          --
    Acquisition of nonmedical assets of affiliated physician groups         --          --      (1,011)
                                                                      --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                     (558)       (741)     (2,713)
                                                                      --------    --------    --------

FINANCING ACTIVITIES
    Financing costs incurred                                                --        (416)         --
    Proceeds from exercise of stock options and warrants                    32          --         320
    Distributions to joint venture partners                               (392)       (757)       (805)
    Proceeds from notes payable                                             --       1,734       8,191
    Principal payments on notes payable                                 (3,804)     (6,202)     (8,907)
    Principal payments on capital lease obligations                       (267)       (301)       (209)
                                                                      --------    --------    --------
NET CASH USED IN FINANCING ACTIVITIES                                   (4,431)     (5,942)     (1,410)
                                                                      --------    --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           132       6,112      (1,342)
    Cash and cash equivalents at beginning of period                     7,195       1,083       2,425
                                                                      --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  7,327    $  7,195    $  1,083
                                                                      ========    ========    ========



                                                                      Continued:


                                                             YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            2000      1999       1998
                                                           ------   -------    -------
Supplemental schedule of noncash investing
  and financing activities:

    Effect of practice affiliations:
      Intangible assets                                        --   $ 1,036    $ 1,040
      Property and equipment                                   --        15         20
      Acquired accounts receivable, net                        --        --        139
      Other assets                                             --      (695)        --
                                                           ------   -------    -------
      Total assets acquired, net of cash                       --       356      1,199
                                                           ------   -------    -------
      Liabilities assumed                                      --        --         --
      Issuance of notes payable                                --      (244)        --
      Issuance of common stock                                 --      (112)      (188)
                                                           ------   -------    -------
      Payments for practice affiliation operating assets       --        --    $ 1,011
                                                           ======   =======    =======
Cash paid for interest                                     $3,500   $ 3,831    $ 3,010
                                                           ======   =======    =======
Cash paid for income taxes                                 $  280   $    55    $ 2,202
                                                           ======   =======    =======

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE A--ORGANIZATION AND DESCRIPTION OF BUSINESS

Response Oncology, Inc. (the "Company") is a comprehensive cancer management company which owns and/or operates a network of outpatient treatment centers ("IMPACT(R) Centers"), that provide stem cell supported high dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists; compounds and dispenses pharmaceuticals to certain oncologists for a fixed or cost plus fee; owns the assets of and manages oncology practices; and conducts outcomes research on behalf of pharmaceutical manufacturers.

NOTE B--BANKRUPTCY PROCEEDINGS

On March 29, 2001, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating its business as a debtor-in-possession under the supervision of the Bankruptcy Court. A statutory creditors committee will be appointed in the Chapter 11 case, and substantially all of the Company's liabilities as of the filing date ("prepetition liabilities") are subject to settlement under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate its business as debtor-in-possession. Schedules will be filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or subsequently adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

NOTE C--SIGNIFICANT ACCOUNTING POLICIES

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

DUE FROM AFFILIATED PHYSICIANS: Due from affiliated physicians consists of management fees earned and due pursuant to related Management Service Agreements ("Service Agreements" - see below). In addition, the Company may also fund certain working capital needs of affiliated physicians from time to time.

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

MANAGEMENT SERVICE AGREEMENTS: The recorded value of Service Agreements results from the excess of the purchase price over the fair value of net assets of acquired practices. The Service Agreements are noncancelable except for performance defaults, as defined. In the event a practice breaches the agreement, or if the Company terminates with cause, the practice is required to purchase all tangible assets at fair value and pay substantial liquidated damages.

At each reporting period, the Company reviews the carrying value of Service Agreements on a practice-by-practice basis to determine if facts and circumstances exist which would suggest that the value of the Service Agreements may be impaired or that relevant amortization periods need to be modified. Among the factors considered by the Company in making the evaluation are changes in the practices' market position, reputation, profitability and geographical penetration. Using these factors, if circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows before interest charges of the specific practice and determine if the Service Agreements are recoverable based on these undiscounted cash flows. Additionally, the impairment evaluation also routinely considers the Company's current strategic and operational plans with respect to its Service Agreement portfolio, including active and/or contemplated negotiations with related physicians, and assesses implications for the fair value of Service Agreement and associated assets. If impairment is indicated, then an adjustment will be made to reduce the carrying value of intangible and, if applicable, associated net assets to fair value. Certain Service Agreements were determined to be impaired during 2000, 1999 and 1998, as more fully discussed in Note D.

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

Pharmaceutical sales to physicians are recorded based upon the Company's contracts with physician groups to manage the pharmacy component of the groups' practices. Revenue recorded for these contracts represents the cost of pharmaceuticals plus a fixed or percentage fee.

Clinical research revenue is recorded based upon the Company's contracts with certain pharmaceutical companies to manage clinical trials and is generally measured on a per patient basis for monitoring and collection of data.

The following table is a summary of net revenue by source.

                                              YEARS ENDED DECEMBER 31,
                                                  (IN THOUSANDS)
                                           ------------------------------
                                             2000       1999       1998
                                           --------   --------   --------
      Net patient service revenue          $ 14,105   $ 28,179   $ 37,957
      Practice management service fees       77,671     68,413     59,527
      Pharmaceutical sales to physicians     38,510     37,530     26,849
      Clinical research revenue                 547      1,445      3,913
                                           --------   --------   --------
                                           $130,833   $135,567   $128,246
                                           ========   ========   ========

Revenue is recognized when earned. Revenues and related cost of revenues are generally recognized upon delivery of goods or performance of services.

INCOME TAXES: The asset and liability method is used whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

LOSS PER COMMON SHARE: Loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period, plus (in periods in which they have a dilutive effect) common stock equivalents, primarily stock options and warrants.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair value of a financial instrument is defined as the amount at which such an instrument could be exchanged in a current transaction between willing parties. Given the circumstances outlined in Notes B and F, it is not practicable to estimate the fair value of any such instruments in the Company's consolidated balance sheet at December 31, 2000.

USE OF ESTIMATES: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain reclassifications have been made in the 1999 and 1998 consolidated financial statements to conform with the 2000 presentation, with no impact on the consolidated results of the Company.

NOTE D - IMPAIRMENT OF MANAGEMENT SERVICE AGREEMENTS AND ASSOCIATED ASSETS

The Company recognized a pretax impairment charge during the fourth quarter of 1998, based on the criteria described in Note C, totaling $35,489,000. This charge was principally related to the poor performance of three specific Physician Practice Management Service Agreements as further described below. Of the total charge, $33,094,000 related to the impairment of Service Agreement assets and $2,395,000 related to the write-off of certain net tangible assets associated with the individual physician practices.

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

Given the results of the evaluation described above, the Company began actively negotiating with the subject physician practices, principally regarding potential exit strategies and/or Service Agreement modifications. On February 1, 1999 and March 31, 1999, the Company executed termination agreements with two of the three physician practices. The terms of the agreements provided for the termination of the Service Agreements and return of certain net tangible assets to the physician practices. The Company currently has no plans to terminate the Service Agreement with the third physician group.

In the fourth quarter of 1999, the Company terminated its Service Agreement with one single-physician practice in Florida. During the same period, the Company began negotiations to terminate another Service Agreement with a single-physician practice. The Company experienced deteriorating returns on this particular Service Agreement and concluded that continuing the relationship was not economically feasible. At December 31, 1999, the Company recorded an impairment charge, based on similar evaluation processes as described above, related to the Service Agreements and associated assets totaling $1,185,000. The Company terminated the second Service Agreement in the second quarter of 2000.

In the fourth quarter of 2000, the Company began negotiating, in response to certain contract disputes, to sell the assets of the OHG Group, to the existing physician group. Concurrent with the sale of the assets, the Service Agreement was terminated, and the parties signed a pharmacy management agreement for the Company to provide turnkey pharmacy management services to the practice. The sale and pharmacy management agreement were completed and effective February 1, 2001. At December 31, 2000, the Company has recorded an impairment charge totaling $15,951,000 related to the Service Agreement and associated assets, based on the terms of the related agreement.

NOTE E--PROPERTY AND EQUIPMENT

Balances of major classes of property and equipment at December 31, 2000 and 1999 are as follows:
(In thousands)

                                                         2000        1999
                                                       --------    --------
      Lab and pharmacy equipment                       $  5,480    $  5,423
      Furniture and office equipment                      5,532       5,666
      Equipment under capital leases                      2,597       2,597
      Leasehold improvements                              2,292       2,902
                                                       --------    --------
                                                         15,901      16,588
      Less accumulated depreciation and amortization    (12,689)    (12,366)
                                                       --------    --------
                                                       $  3,212    $  4,222
                                                       ========    ========

NOTE F--NOTES PAYABLE

Notes payable at December 31, 2000 and 1999 consist of the following:
(In thousands)

                                                                               2000        1999
                                                                             --------    --------
      Credit Facility (see below)                                            $ 33,749    $ 36,667
      Various subordinated notes payable to affiliated physicians and physician practices, bearing interest ranging from 4% to 9%,
        with maturity dates through 2001                                          758       2,457
      Other notes payable collateralized by furniture and equipment, with interest rates between 8% and 10%, payable in monthly installments
        of principal and interest through 2001                                      2          66
                                                                             --------    --------
      Total notes payable                                                      34,509      39,190
      Less current portion                                                    (34,509)     (3,745)
                                                                             --------    --------
                                                                                   --    $ 35,445
                                                                             ========    ========


The terms of the Company's original lending agreement provided for a $42.0 million Credit Facility, to mature in June 2002, to fund the Company's acquisition and working capital needs. The Credit Facility, originally comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus an original spread between 1.375% and 2.5%, depending upon borrowing levels. The Company was also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. At December 31, 2000, $33.7 million aggregate principal was outstanding under the Credit Facility with a default interest rate of approximately 12.7%. The Company is subject to certain affirmative and negative covenants which, among other things, originally required that the Company maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth. This original lending agreement was subsequently and significantly amended in November 1999, and March 2000, as described below.

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

During the third quarter of 2000, the Company did not meet certain financial covenants of the Credit Facility, including those related to minimum cash flow requirements. This occurred primarily due to further erosion in high dose chemotherapy volumes. As a result of this event of default, the Company's lenders adjusted the interest rates on the outstanding principal to the default rate of prime plus 3% (12.5% at the time of default) and terminated any obligation to advance additional loans or issue letters of credit. The Company does not anticipate that the termination of the lenders obligation to advance additional loans or letters of credit will have an immediate impact on operations. Under the terms of the Credit Facility, additional remedies available to the lenders (as long as an event of default exists and has not been cured) include acceleration of all principal and accrued interest outstanding, the right to foreclose on related security interests in the assets of the Company and stock of its subsidiaries, and the right of setoff against any monies or deposits that the lenders have in their possession.

Effective December 29, 2000, the Company executed a forbearance agreement with its lenders. Under the terms of the forbearance agreement, the lenders agreed to forbear from enforcing their rights or remedies pursuant to the Credit Facility documents until the earlier of (i) March 30, 2001 (as amended), or (ii) certain defined events of default. During this period, the interest rate was adjusted to prime plus 2%. The forbearance agreement also provided that a financial advisor be retained by the Company to assist in the development of a restructuring plan and perform certain valuation analyses. The Company has submitted the restructuring plan to its lenders and is negotiating an extension to the Credit Facility.

With the Company's March 29, 2001 Chapter 11 bankruptcy filing, any potential future revisions to the Credit Facility are subject to Chapter 11 reorganization processes (described elsewhere in conjunction with discussion of the filing). There can be no assurances as to the form of such revisions (if any) or their impact on the Company's financial position or continued business viability. Additionally, as of the date of the bankruptcy filing, the Company was in technical default under the terms of the Credit Facility.

The Company enters into LIBOR-based interest rate swap agreements ("Swap Agreement") with the Company's lender as required by the terms of the Credit Facility. In June 2000, the Company entered into a new Swap Agreement effective July 1, 2000. Amounts hedged under this most recent Swap Agreement accrue interest at the difference between 7.24% and the ninety-day LIBOR rate and are settled quarterly. The Company has hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement matures on July 1, 2001. The Company has reviewed the applicability and implications of SFAS No. 133 for the Company's financial statements. The sole derivative instrument to which the accounting prescribed by the Statement is applicable is the Swap Agreement described above. The Company recorded a cumulative adjustment charge in implementing the Statement on January 1, 2001 of approximately $111,000 in recognition of the reported fair value of the Swap Agreement.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.50 to $16.97.

Amounts due under the Credit Facility have been classified in the consolidated balance sheet at December 31, 2000 in a fashion consistent with the contractual maturities in effect as of the balance sheet date. The aggregate maturities of long-term debt at December 31, 2000 are as follows:

(In thousands)

                  2001                                    $34,509
                  2002                                         --
                  2003                                         --
                  2004                                         --
                  2005                                         --
                  Thereafter                                   --
                                                    --------------
                                                          $34,509
                                                    ==============

NOTE G -- LEASES

The Company leases certain office facilities and equipment under lease agreements with original terms ranging from one to forty years that generally provide for one or more renewal options.

Interest has been imputed on capital leases at rates of 6% to 12%. Accumulated amortization of assets recorded under capital leases totaled $2,063,000 and $1,821,000 at December 31, 2000 and 1999, respectively. Amortization of leased assets is included in depreciation and amortization expense.

Total rental expense under operating leases amounted to $3,331,000, $3,838,000, and $3,527,000 for the years ended December 31, 2000, 1999, and 1998 respectively. The Company is generally obligated to the lessors for its proportionate share of operating expenses of the leased premises. At December 31, 2000, future minimum lease payments under capital and operating leases with initial terms of one year or more are as follows (in thousands):


                                                 CAPITAL LEASES         OPERATING LEASES
                                                 -----------------     --------------------
Year ending December 31:
                                 2001                        $306                   $2,101
                                 2002                         284                    1,595
                                 2003                          31                    1,244
                                 2004                          --                    1,131
                                 2005                          --                      828
                                  Thereafter                   --                    8,416
                                                 ----------------      --------------------
Total  minimum payments                                       621                  $15,315
                                                                       ====================

        Less imputed interest                                  41
                                                 ----------------
Present value of minimum rental payments                      580
Less current portion                                          277
                                                 ----------------
Capital lease obligations,
        less current portion                                 $303
                                                 ================


NOTE H --- INCOME TAXES

The components of the actual expense or benefit for the years ended 2000, 1999, and 1998 are as follows (in thousands):

                                                  2000        1999        1998
                                               --------    --------    --------
      Federal current tax expense (benefit)          --    ($ 1,756)   $    500
      State current tax expense                      38          --         132
      Deferred federal tax expense (benefit)     (6,201)      1,914     (13,780)
      Deferred state tax expense (benefit)       (1,130)          6      (2,587)
                                               --------    --------    --------
                                               ($ 7,293)   $    164    ($15,735)
                                               ========    ========    ========


The actual tax expense or benefit for the years ended December 31, 2000, 1999, and 1998 respectively, differs from the expected tax expense or benefit for those years (computed by applying the federal corporate tax rate of 34% to earnings or loss before income taxes) as follows (in thousands):


                                                          2000        1999        1998
                                                        --------    --------    --------
      Computed expected tax benefit                     ($ 7,382)   ($   520)   ($11,282)
      Permanent benefit of stock loss                         --          --      (4,855)
      Non-deductible expenses                                  4          19          25
      Utilization of net operating loss carryforwards         --          --          --
      State tax expense (benefit)                           (721)          4      (1,620)
      Valuation allowance                                  1,200         779       2,238
      Other                                                 (394)       (118)       (241)
                                                        --------    --------    --------
      Actual income tax expense (benefit)               ($ 7,293)   $    164    ($15,735)
                                                        ========    ========    ========

The approximate tax effects of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                     2000        1999
                                                   --------    --------
      Deferred tax assets:
         Net operating loss carryforwards          $  4,929    $  3,974
         Reserve for bad debts                          887         105
         Excess book depreciation/amortization          546         620
         Minimum tax credit                             181          --
         Accrued expenses                               228          --
         Impairment of management service
                agreements and associated assets      3,369       3,541
                                                   --------    --------
      Total deferred assets                          10,140       8,240
      Valuation allowance                            (4,217)     (3,017)
                                                   --------    --------
      Net deferred tax assets                         5,923       5,223
                                                   --------    --------
      Deferred tax liability:
         Management service agreements                8,268      14,876
         Other                                           12          35
                                                   --------    --------
       Total deferred tax liability                   8,280      14,911
                                                   --------    --------
      Net deferred tax liability                   $  2,357    $  9,688
                                                   ========    ========

The valuation allowance for the deferred tax assets as of December 31, 2000 is $4,217,000. The net change in the total valuation allowance for the year ended December 31, 2000, was an increase of $1,200,000. Management believes that a valuation allowance is necessary with respect to certain losses which will expire. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, income taxes paid in prior years eligible to be offset by net operating loss carrybacks, and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not the Company will realize the benefits of ordinary deductible differences related to the net deferred tax asset of $5,923,000.

As of December 31, 2000, the Company had available for federal income tax purposes net operating loss carryforwards totaling approximately $12.3 million. Of this amount, $3.0 million of the net operating loss carryforward is subject to annual limitations and is likely to expire. In addition, as of December 31, 2000, the Company had approximately $17.5 million of state net operating loss carryforwards available. In addition to the net operating losses available to offset future taxable income, the Company has a minimum tax credit of $181,000 that can be carried forward indefinitely.

NOTE I -- COMMON STOCK, CONVERTIBLE PREFERRED STOCK, WARRANTS, AND OPTIONS

CONVERTIBLE PREFERRED STOCK: The shares of Series A Convertible Preferred Stock have the following rights and restrictions: (a) a preference in the event of liquidation equal to $11.00 per share; (b) the right to convert into the number of shares of common stock equal to the stated value of shares surrendered ($11.00) divided by the conversion price of $60.00 -- subject to certain adjustments; (c) the right to receive payment-in-kind dividends in the form of shares of common stock at the rate of .011 share of common stock per annum per share payable annually each year commencing January 15, 1988; (d) the shares are redeemable at the Company's option at $11.00 per share; and (e) holders of the preferred stock will not be entitled to vote.

During the years ended December 31, 1999 and 1998, 10,000 and 602 shares of Series A Convertible Preferred Stock were converted into 1,833 and 110 shares of common stock, respectively.

In December 2000, 1999, and 1998, the Board of Directors approved a common stock dividend of 183, 183 and 293 shares to the holders of the Series A Convertible Preferred Stock of record as of December 15, 2000, 1999, and 1998, respectively, that was paid January 2001, 2000, and 1999, respectively. The market value of the common stock distributed was approximately $34, $297 and $1,000 at December 15, 2000, 1999 and 1998, respectively.. The dividends have been reflected in the "Statement of Operations," and the weighted average number of common shares in the determination of net loss to common stockholders and the loss per common share calculations. The par value of the common stock distributed was recorded to paid-in capital.

OPTIONS: The 1985 Stock Option Plan (the "1985 Plan"), as amended in fiscal year 1988, allows for granting of incentive stock options, non qualified stock options, and stock appreciation rights for up to 122,000 shares of common stock to eligible officers and key employees of the Company at an exercise price of not less than the market price of the common stock on the date of grant for an incentive stock option and not less than 85% of the market price of the common stock on the date of grant for a non qualified stock option. The 1985 Plan expired in 1995; no additional shares are available for grant.

The 1990 Non Qualified Stock Option Plan (the "1990 Plan"), as amended in 1995, allows for the granting of up to 1,125,000 non qualified stock options to eligible officers, directors, key employees, and consultants of the Company at an exercise price of not less than the market price of the common stock on the date of grant with an option period up to 10 years.

The 1996 Incentive and Non Qualified Stock Option Plan (the "1996 Plan"), as amended in 1997 and 2000, allows for the granting of up to 1,630,000 options to eligible officers, directors, advisors, medical directors, consultants, and key employees of the Company at an exercise price of not less than the market price of the common stock on the date of grant with an option period up to 10 years.

A summary status of the 1985 Plan as of December 31, 2000, 1999, and 1998 and changes during the years then ended is presented below:


                                                  2000                              1999                             1998
                                      ----------------------------    ------------------------------    -------------------------
                                                      WEIGHTED                           WEIGHTED                     WEIGHTED
                                                       AVERAGE                           AVERAGE                       AVERAGE
                                        NUMBER        EXERCISE           NUMBER          EXERCISE         NUMBER      EXERCISE
           FIXED OPTIONS               OF SHARES        PRICE          OF SHARES          PRICE         OF SHARES       PRICE
           -------------              ------------  --------------    -------------    -------------    -----------  ------------
Outstanding at beginning of year           51,100           $3.79           60,203            $3.85         61,203       $3.81
Exercised                                      --              --               --               --         (1,000)       1.88
Forfeited                                 (50,900)           3.75           (9,103)            3.59             --          --
                                     ------------                     ------------                      ----------
Outstanding at end of year                    200           11.88           51,100             3.79         60,203        3.85
                                     ============                     ============                      ==========
Options exercisable end of year               200                           51,100                          60,006
                                     ============                     ============                      ==========


A summary status of the 1990 Plan as of December 31, 2000, 1999, and 1998 and changes during the years then ended is presented below:


                                                  2000                             1999                             1998
                                      ---------------------------    ----------------------------     ---------------------------
                                                     WEIGHTED                         WEIGHTED                         WEIGHTED
                                                      AVERAGE                          AVERAGE                          AVERAGE
                                        NUMBER       EXERCISE          NUMBER         EXERCISE          NUMBER         EXERCISE
           FIXED OPTIONS               OF SHARES       PRICE          OF SHARES         PRICE          OF SHARES         PRICE
           -------------              ------------  -------------    ------------    ------------     ------------    ------------
Outstanding at beginning of year          783,972          $4.86         779,108         $6.34           810,034          $6.75
Granted                                        --             --         220,000           .69            54,500           6.75
Exercised                                 (20,175)          1.56              --            --           (47,103)          6.00

Forfeited                                (114,732)          3.61        (215,136)         5.96           (38,323)          6.00
                                     ------------                    ------------                   ------------
Outstanding at end of year                649,065           5.18         783,972          4.86           779,108           6.34
                                     ============                    ============                   ============
Options exercisable end of year           530,736                        569,609                         754,420
                                     ============                    ============                   ============


A summary status of the 1996 Plan for the years ended December 31, 2000, 1999, and 1998 and changes during the years then ended is presented below:


                                                  2000                             1999                             1998
                                      ------------------------------    --------------------------     -------------------------
                                                        WEIGHTED                       WEIGHTED                       WEIGHTED
                                                         AVERAGE                        AVERAGE                        AVERAGE
                                        NUMBER          EXERCISE          NUMBER       EXERCISE          NUMBER       EXERCISE
           FIXED OPTIONS               OF SHARES          PRICE          OF SHARES       PRICE          OF SHARES       PRICE
           -------------              ------------    --------------    ------------  ------------     ------------   -----------
Outstanding at beginning of year        1,019,933           $3.67         1,101,690       $6.54          1,086,989      $6.55
Granted                                   324,000            1.10           579,000         .85             61,000       6.62
Exercised                                      --              --                --          --             (8,061)      6.00
Forfeited                                (181,422)           6.16          (660,757)       5.98            (38,238)      6.97
                                     ------------                       -----------                    -----------
Outstanding at end of year              1,162,511            2.57         1,019,933        3.67          1,101,690       6.54
                                     ============                       ===========                    ===========
Options exercisable end of year           639,178                           665,601                      1,017,146
                                     ============                       ===========                    ===========



The following table summarizes information about fixed stock options outstanding at December 31, 2000:


                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                     --------------------------------------------------------     ---------------------------------
                                          WEIGHTED AVERAGE        WEIGHTED                             WEIGHTED
                                              REMAINING            AVERAGE                              AVERAGE
     RANGE OF              NUMBER            CONTRACTUAL          EXERCISE          NUMBER             EXERCISE
  EXERCISE PRICES        OUTSTANDING        LIFE (YEARS)            PRICE         EXERCISABLE            PRICE
--------------------    --------------    ------------------     ------------    --------------     ----------------

    $0.69  -  $0.69           676,667           8.84                   $0.69           343,337                $0.69
    $0.91  -  $1.13           364,000           9.22                   $1.08            74,000                $1.00
    $1.25  -  $6.00           337,209           6.48                   $5.51           323,876                $5.63
    $6.25  - $11.56           346,600           5.99                   $8.15           341,601                $8.16
    $11.88 - $16.50            86,500           5.06                  $13.90            86,500               $13.90
    $16.88 - $16.88               800           4.75                  $16.88               800               $16.88


The Company accounts for employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide certain disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS 123.

The per share weighted average fair value of stock options granted during 2000, 1999, and 1998 was $.92, $.61, and $4.47 on the date of grant. The fair values were calculated by using the "Black Scholes" option-pricing model with the following average assumptions: 2000 - expected dividend yield of 0%, risk-free interest rate of 4.7%, expected volatility factor of 117% and an expected life of five years, 1999 - expected dividend yield of 0%, risk-free interest rate of 6.5%, expected volatility factor of 100% and an expected life of five years, 1998 - expected dividend yield of 0%, risk-free interest rate of 5.5%, expected volatility factor of 80% and an expected life of five years. Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and loss per common share would have been increased by the proforma amounts indicated below (in thousands except for per share data):

                                         2000        1999        1998
                                      ---------   ---------   ---------
      Increase in net loss            $     277   $     517   $   1,767
      Increase in basic loss per
        common share                  $    0.02   $    0.04   $    0.15
      Increase in diluted loss
        per common share              $    0.02   $    0.04   $    0.15

Pro forma net loss reflect only options granted subsequent to 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation costs are reflected over the options' vesting period of five years for the 2000, 1999, and 1998 options.

NOTE J -- BENEFIT PLAN

The Company established a 401(k) Profit Sharing Plan (the "Plan") which allows qualifying employees electing participation to defer a portion of their income on a pretax basis through contributions to the Plan. For each dollar of employee contributions, the Company makes a discretionary percentage matching contribution to the Plan. In addition, eligible employees share in any additional discretionary contributions which are based upon the profitability of the Company. All contributions made by the Company are determined by the Company's Board of Directors. For the Plan year ended December 31, 2000, the approved matching percentage is 35% up to a maximum of $1,750 per employee. Expense recognized for the Company's contributions to the plan amounted to $121,000, $177,000, and $130,000 in 2000, 1999, and 1998 respectively. The
Company has suspended matching contributions in 2001.

NOTE K - PROFESSIONAL AND LIABILITY INSURANCE

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 2001, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses. As of December 31, 2000 the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company's financial condition or results of operations.

NOTE L - SEGMENT INFORMATION

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

(In thousands)


                                                                        PHYSICIAN
                                                                        PRACTICE        CANCER RESEARCH
                                                   IMPACT SERVICES      MANAGEMENT         SERVICES           TOTAL
                                                   ---------------     -------------    ---------------     ------------
      For the year ended December 31, 2000:

      Net revenue                                   $  52,615          $  77,671          $     547          $ 130,833
      Total operating expenses                         52,404             68,500                634            121,538
      Impairment of management services
         agreements and associated assets                  --             15,951                 --             15,951
                                                    ---------          ---------          ---------          ---------
      Segment contribution (deficit)                      211             (6,780)               (87)            (6,656)
      Depreciation and amortization                       408              3,972                 --              4,380
                                                    ---------          ---------          ---------          ---------
      Segment loss                                  ($    197)         ($ 10,752)         ($     87)         ($ 11,036)
                                                    =========          =========          =========          =========
      Segment assets                                $  12,463          $  68,146          $     769          $  81,378
                                                    =========          =========          =========          =========
      Capital expenditures                          $     168          $     354                 --          $     522
                                                    =========          =========          =========          =========



                                                                         PHYSICIAN
                                                          IMPACT          PRACTICE        CANCER RESEARCH
                                                         SERVICES         MANAGEMENT         SERVICES          TOTAL
                                                         -----------    -------------     ----------------  -------------
      For the year ended December 31, 1999:

      Net revenue                                         $ 65,709         $ 68,413         $  1,445         $135,567
      Total operating expenses                              59,120           59,280            1,438          119,838
      Impairment of management service agreements
         and associated assets                                  --            1,921               --            1,921
                                                          --------         --------         --------         --------
      Segment contribution                                   6,589            7,212                7           13,808
      Depreciation and amortization                            536            3,777               --            4,313
                                                          --------         --------         --------         --------
      Segment profit                                      $  6,053         $  3,435         $      7         $  9,495
                                                          ========         ========         ========         ========
      Segment assets                                      $ 18,448         $ 87,483         $  1,669         $107,600
                                                          ========         ========         ========         ========
      Capital expenditures                                $    112         $    741         $     --         $    853
                                                          ========         ========         ========         ========


                                                                            PHYSICIAN
                                                           IMPACT             PRACTICE       CANCER RESEARCH
                                                          SERVICES           MANAGEMENT        SERVICES           TOTAL
                                                        -------------     --------------     ----------------   ------------
      For the year ended December 31, 1998:

      Net revenue                                         $  64,806         $  59,527          $   3,913         $ 128,246
      Total operating expenses                               53,806            53,570              2,059           109,435
      Impairment of management service agreements
         and associated assets                                   --            35,489                 --            35,489
                                                          ---------         ---------          ---------         ---------
      Segment contribution (deficit)                         11,000           (29,532)             1,854           (16,678)
      Depreciation and amortization                             921             4,208                 --             5,129
                                                          ---------         ---------          ---------         ---------
      Segment profit (loss)                               $  10,079         ($ 33,740)         $   1,854         ($ 21,807)
                                                          =========         =========          =========         =========
      Segment assets                                      $  26,448         $  91,291          $   2,279         $ 120,018
                                                          =========         =========          =========         =========
      Capital expenditures                                $     340         $   2,711          $      18         $   3,069
                                                          =========         =========          =========         =========


                                                                         YEARS ENDED
                                                        -----------------------------------------------
                                                           2000              1999               1998
                                                        ---------          ---------          ---------
      Reconciliation of profit (loss):
      Segment profit (loss)                             ($ 11,036)         $   9,495          ($ 21,807)
      Unallocated amounts:
        Corporate general and administrative                6,754              7,755              7,980
        Corporate depreciation and amortization               230                195                450
        Corporate interest expense                          3,692              3,074              2,946
                                                        ---------          ---------          ---------
      Loss before income taxes                          ($ 21,712)         ($  1,529)         ($ 33,183)
                                                        =========          =========          =========



                                                                         YEARS ENDED
                                                        -----------------------------------------------
                                                           2000              1999               1998
                                                        ---------          ---------          ---------
      Reconciliation of consolidated assets:

      Segment assets                                    $  81,378          $ 107,600          $ 120,018
      Unallocated amounts:
        Cash and cash equivalents                           7,327              7,195              1,083
        Prepaid expenses and other assets                   2,940              3,966              4,782
        Property and equipment, net                           768                884                870
                                                        ---------          ---------          ---------

      Consolidated assets                               $  92,413          $ 119,645          $ 126,753
                                                        =========          =========          =========


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(Dollar amounts in thousands)


                  COL A                      COL B                 COL C - ADDITIONS                COL D           COL E
                                                                                CHARGED TO
                                          BALANCE AT          CHARGED TO          OTHER          DEDUCTIONS -     BALANCE AT
                                         BEGINNING OF         COSTS AND         ACCOUNTS -       DESCRIBE (1)       END OF
             CLASSIFICATION                 PERIOD             EXPENSES          DESCRIBE                           PERIOD

Year ended December 31, 2000
   Deducted from asset accounts:
   Allowance for doubtful
   accounts - accounts receivable                 $2,632             $1,309                                $452         $3,489
                                        ================    ===============                     ===============  =============

Year ended December 31, 1999
   Deducted from asset accounts:
   Allowance for doubtful
   accounts - accounts receivable                 $2,772             $2,625                              $2,765         $2,632
                                        ================    ===============                     ===============  =============

Year ended December 31, 1998:
   Deducted from asset accounts:
   Allowance for doubtful
   accounts - accounts receivable                 $3,130             $2,947                              $3,305         $2,772
                                        ================    ===============                     ===============  =============


(1)      Accounts written off, net of recoveries