Form 10-Q
period 2001-03-31
RESPONSE ONCOLOGY INC
filed 2001-05-21
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 2001 or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from            to
                                            ------------------------

             Commission file number           0-15416
                                   -------------------------



                             RESPONSE ONCOLOGY, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)



            Tennessee                                     62-1212264
  ---------------------------------                   ------------------
    (State or Other Jurisdiction                      (I. R. S. Employer
  of Incorporation or Organization)                   Identification No.)


    1805 Moriah Woods Blvd., Memphis, TN                     38117
  ---------------------------------------                  ---------
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

Common Stock, $.01 Par Value, 12,290,764 shares as of May 15, 2001.

INDEX




PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements                                         Page

           Consolidated Balance Sheets,
           March 31, 2001 and December 31, 2000 ...................      3

           Consolidated Statements
           of Operations for the Three Months Ended
           March 31, 2001 and March 31, 2000 ......................      4

           Consolidated Statements of
           Cash Flows for the Three Months Ended
           March 31, 2001 and March 31, 2000 ......................      5

           Notes to Consolidated
           Financial Statements ...................................      6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations ..........................................     11

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk ......................................     18

PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings ......................................     19

Item 2.    Changes in Securities and Use of Proceeds ..............     19

Item 3.    Defaults Upon Senior Securities ........................     19

Item 4.    Submission of Matters to a Vote of Security Holders ....     19

Item 5.    Other Information ......................................     19

Item 6.    Exhibits and Reports on Form 8-K .......................     19

Signatures ........................................................     20

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands)

                                                                                     March 31, 2001    December 31, 2000
ASSETS                                                                                 (Unaudited)          (Note 1)
                                                                                     --------------    -----------------
CURRENT ASSETS
     Cash and cash equivalents                                                         $   5,590           $   7,327
     Accounts receivable, less allowance for doubtful accounts
         of $3,591 and $3,489                                                             11,082               9,469
     Supplies and pharmaceuticals                                                          3,189               3,702
     Prepaid expenses and other current assets                                             3,844               3,529
     Due from affiliated physician groups                                                 14,665              19,121
     Deferred income taxes                                                                 1,168               1,168
                                                                                       ---------           ---------
         TOTAL CURRENT ASSETS                                                             39,538              44,316

     Property and equipment, net                                                           2,867               3,212
     Deferred charges, less accumulated amortization of $398 and $320                         78                 156
     Management service agreements, less accumulated amortization of
         $8,220 and $7,685                                                                43,697              44,231
     Other assets                                                                            298                 498
                                                                                       ---------           ---------
         TOTAL ASSETS                                                                  $  86,478           $  92,413
                                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                  $  16,369           $  14,665
     Accrued expenses and other liabilities                                                3,573               4,581
     Current portion of notes payable                                                     29,955              34,509
     Current portion of capital lease obligations                                            284                 277
                                                                                       ---------           ---------
         TOTAL CURRENT LIABILITIES                                                        50,181              54,032

     Capital lease obligations, less current portion                                         228                 303
     Deferred income taxes                                                                 3,525               3,525
     Minority interest                                                                       375               1,164

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $1.00 par value (aggregate involuntary liquidation preference $183), authorized 3,000,000 shares;
       issued and outstanding 16,631 shares at each period end                                17                  17
     Common stock, $.01 par value, authorized 30,000,000 shares; issued and
       outstanding 12,290,764 shares at each period end                                      123                 123
     Paid-in capital                                                                     102,011             102,011
     Accumulated deficit                                                                 (69,982)            (68,762)
                                                                                       ---------           ---------
                                                                                          32,169              33,389
                                                                                       ---------           ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  86,478           $  92,413
                                                                                       =========           =========

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollar amounts in thousands except for share data)

                                                                                                 Three Months Ended
                                                                                          -------------------------------------
                                                                                           March 31,                 March 31,
                                                                                              2001                     2000
                                                                                          ------------             ------------

NET REVENUE                                                                               $     31,552             $     35,586

COSTS AND EXPENSES
  Salaries and benefits                                                                          4,684                    5,513
  Pharmaceuticals and supplies                                                                  22,852                   24,165
  Other operating costs                                                                          1,787                    2,480
  General and administrative                                                                     1,838                    1,474
  Depreciation and amortization                                                                    986                    1,135
  Interest                                                                                         890                      827
  Provision for doubtful accounts                                                                  232                      210
                                                                                          ------------             ------------
                                                                                                33,269                   35,804
                                                                                          ------------             ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                                                  (1,717)                    (218)
  Minority owners' share of net earnings                                                             4                      255
                                                                                          ------------             ------------

 LOSS BEFORE INCOME TAXES                                                                       (1,721)                    (473)
  Income tax benefit                                                                              (568)                    (180)
                                                                                          ------------             ------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                 (1,153)                    (293)
  Cumulative effect of change in accounting principle, net of tax (see Note 3)                     (67)                      --
                                                                                          ------------             ------------

NET LOSS                                                                                  $     (1,220)            $       (293)
                                                                                          ============             ============

LOSS PER COMMON SHARE:
  Basic:
       Before cumulative effect of change in accounting principle                         $      (0.09)            $      (0.02)
       Cumulative effect of accounting change, net                                        $      (0.01)                      --
                                                                                          ------------             ------------
       Net loss                                                                           $      (0.10)            $      (0.02)
                                                                                          ============             ============
  Diluted:
       Before cumulative effect of change in accounting principle                         $      (0.09)            $      (0.02)
       Cumulative effect of accounting change, net                                        $      (0.01)                      --
                                                                                          ------------             ------------
       Net loss                                                                           $      (0.10)            $      (0.02)
                                                                                          ============             ============
  Weighted average number of common shares:
       Basic                                                                                12,290,764               12,282,139
                                                                                          ============             ============
       Diluted                                                                              12,290,764               12,282,139
                                                                                          ============             ============

 See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                                                        Three Months Ended
                                                                                    --------------------------
                                                                                    March 31,        March 31,
                                                                                      2001             2000
                                                                                    ---------        --------
OPERATING ACTIVITIES
Net loss                                                                             $(1,220)        $  (293)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
   Depreciation and amortization                                                         986           1,135
   Provision for doubtful accounts                                                       232             210
   Gain on sale of property and equipment                                                (10)            (28)
   Minority owners' share of net earnings                                                  4             255
   Changes in operating assets and liabilities:
      Accounts receivable                                                             (1,585)         (1,610)
      Supplies and pharmaceuticals, prepaid expenses and other current assets            198              33
      Deferred charges and other assets                                                   77             (30)
      Due from affiliated physician groups                                             4,456          (1,227)
      Accounts payable and accrued expenses                                              560           1,023
                                                                                     -------         -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    3,698            (532)

INVESTING ACTIVITIES
   Proceeds from sale of property and equipment                                           22              33
   Purchase of equipment                                                                 (42)           (199)
                                                                                     -------         -------
NET CASH USED IN INVESTING ACTIVITIES                                                    (20)           (166)

FINANCING ACTIVITIES
   Distributions to joint venture partners                                              (793)             --
   Proceeds from exercise of stock options                                                --              32
   Principal payments on notes payable                                                (4,554)           (501)
   Principal payments on capital lease obligations                                       (68)            (67)
                                                                                     -------         -------
NET CASH USED IN FINANCING ACTIVITIES                                                 (5,415)           (536)

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (1,737)         (1,234)
   Cash and cash equivalents at beginning of period                                    7,327           7,195
                                                                                     -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 5,590         $ 5,961
                                                                                     =======         =======


See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 1 -- ORGANIZATION AND DESCRIPTION OF BUSINESS/BANKRUPTCY PROCEEDINGS

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

On March 29, 2001, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating its business as a debtor-in-possession under the supervision of the Bankruptcy Court. A statutory creditors committee may be appointed in the Chapter 11 case, and substantially all of the Company's liabilities as of the filing date ("prepetition liabilities") are subject to settlement under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate its business as debtor-in-possession. Schedules were filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or subsequently adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Company's financial statement auditors have included an explanatory paragraph to their opinion dated March 30, 2001, stating that the bankruptcy filing and related matters raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that any reorganization plan that is effected will be successful.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Response Oncology, Inc. and Subsidiaries' (the "Company's") annual report on Form 10-K for the year ended December 31, 2000.

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

Clinical research revenue is recorded based on the Company's contracts with various pharmaceutical manufacturers to manage clinical trials and is generally measured on a per patient basis for the monitoring and collection of data.

The following table is a summary of net revenue by source for the respective three month periods ended March 31, 2001 and 2000.

     (In thousands)                                  Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                     2001          2000
                                                    -------       -------
    Net patient services revenue                    $ 2,189       $ 4,633
    Practice management service fees                 18,049        19,993
    Pharmaceutical sales to physicians               11,196        10,781
    Clinical research revenue                           118           179
                                                    -------       -------
                                                    $31,552       $35,586
                                                    =======       =======

Revenue is recognized when earned. Sales and related cost of revenues are generally recognized upon delivery of goods or performance of services.

Net Loss Per Common Share: A reconciliation of the basic loss per share and the diluted loss per share computation is presented below for the three month periods ended March 31, 2001 and 2000.

(Dollar amounts in thousands except per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                       -------------------------------
                                                           2001                2000
                                                       -----------         -----------
Weighted average shares outstanding                     12,290,764           12,282,139
Net effect of dilutive stock options and
  warrants based on the treasury stock
  method                                                    -- (A)                -- (A)
                                                       -----------         ------------
Weighted average shares and common stock
  equivalents                                           12,290,764           12,282,139
                                                       ===========         ============

Net loss before cumulative effect of accounting
  change                                               $    (1,153)        $       (293)
                                                       ===========         ============
Diluted per share amount                               $     (0.09)        $      (0.02)
                                                       ===========         ============

(A) Stock options and warrants are excluded from the weighted average number of common shares due to their anti-dilutive effect.

NOTE 3 -- NOTES PAYABLE

The terms of the Company's original lending agreement provided for a $42.0 million Credit Facility, to mature in June 2002, to fund the Company's acquisition and working capital needs. The Credit Facility, originally comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus an original spread between 1.375% and 2.5%, depending upon borrowing levels. The Company was also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. At March 31, 2001, $29.2 million aggregate principal was outstanding under the Credit Facility with an interest rate of approximately 10%. The Company is subject to certain affirmative and negative covenants which, among other things, originally required that the Company maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth. This original lending agreement was subsequently and significantly amended in November 1999, and March 2000, as described below.

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

With the Company's March 29, 2001 Chapter 11 bankruptcy filing, any potential future revisions to the Credit Facility are subject to Chapter 11 reorganization processes (described elsewhere in conjunction with discussion of the filing). There can be no assurances as to the form of such revisions (if any) or their impact on the Company's financial position or continued business viability. Additionally, as of the date of the bankruptcy filing, the Company was in technical default under the terms of the Credit Facility. Consistent with all of the above described factors, the Company has classified all amounts due under the Company's Credit Facility as current.

The Company enters into LIBOR-based interest rate swap agreements ("Swap Agreement") with the Company's lender as required by the terms of the Credit Facility. In June 2000, the Company entered into a new Swap Agreement effective July 1, 2000. Amounts hedged under this most recent Swap Agreement accrue interest at the difference between 7.24% and the ninety-day LIBOR rate and are settled quarterly. The Company has hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement matures on July 1, 2001. The Company has reviewed the applicability and implications of SFAS No. 133 for the Company's financial statements. The sole derivative instrument to which the accounting prescribed by the Statement is applicable is the Swap Agreement described above. The Company recorded a cumulative adjustment charge in implementing SFAS No. 133 in the first quarter of 2001 of approximately $100,000 in recognition of the reported fair value of the Swap Agreement.

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

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 2001, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $10,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of March 31, 2001 the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company's financial condition or results of operations.

NOTE 6 -- DUE FROM AFFILIATED PHYSICIANS

Due from affiliated physicians consists of management fees earned and due pursuant to the management service agreements ("Service Agreements"). In addition, the Company funds certain working capital needs of the affiliated physicians from time to time.

NOTE 7 -- SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate interest expense, taxes or corporate overhead to the individual segments. The Company evaluates segment performance based on profit or loss from operations before income taxes and unallocated amounts.

(In thousands)

                                                                         Physician
                                                       IMPACT             Practice     Cancer Research
                                                      Services           Management        Services           Total
                                                      --------           ----------    ----------------      --------
For the three months ended March 31, 2001:
Net revenue                                           $ 13,385             $18,049            $118            $31,552
Total operating expenses                                13,485              16,329              87             29,901
                                                      --------             -------            ----            -------
Segment contribution (deficit)                            (100)              1,720              31              1,651
Depreciation and amortization                               99                 822              --                921
                                                      --------             -------            ----            -------
Segment profit (loss)                                 $   (199)            $   898            $ 31            $   730
                                                      ========             =======            ====            =======

Segment assets                                        $ 14,129             $62,080            $809            $77,018
                                                      ========             =======            ====            =======

Capital expenditures                                        --             $    36              --            $    36
                                                      ========             =======            ====            =======

                                                                         Physician
                                                       IMPACT             Practice     Cancer Research
                                                      Services           Management        Services             Total
                                                      --------           ----------    ----------------        --------

For the three months ended March 31, 2000:
Net revenue                                           $15,414            $19,993            $   179             $ 35,586
Total operating expenses                               14,639             17,514                181               32,334
                                                      -------            -------            -------             --------
Segment contribution (deficit)                            775              2,479                 (2)               3,252
Depreciation and amortization                              93                987                 --                1,080
                                                      -------            -------            -------             --------
Segment profit (loss)                                 $   682            $ 1,492            $    (2)            $  2,172
                                                      =======            =======            =======             ========

Segment assets                                        $19,494            $87,796            $ 1,241             $108,531
                                                      =======            =======            =======             ========

Capital expenditures                                  $    10            $   172                 --             $    182
                                                      =======            =======            =======             ========


Reconciliation of profit:

                                                                Three Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                              2001               2000
                                                            -------             -------
Segment profit                                              $   730             $ 2,172
Unallocated amounts:
  Corporate salaries, general and administrative              1,485               1,771
  Corporate depreciation and amortization                        65                  55
  Corporate interest expense                                    901                 819
                                                            -------             -------

Loss before income taxes                                    $(1,721)            $  (473)
                                                            =======             =======

Reconciliation of consolidated assets:

                                                     As of March 31,
                                               ---------------------------
                                                 2001               2000
                                               -------            --------
Segment assets                                 $77,018            $108,531
Unallocated amounts:
  Cash and cash equivalents                      5,590               5,961
  Prepaid expenses and other assets              3,152               4,763
  Property and equipment, net                      718                 845
                                               -------            --------

Consolidated assets                            $86,478            $120,100
                                               =======            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT Centers under the direction of practicing oncologists; owns the assets of and manages the nonmedical aspects of oncology practices; compounds and dispenses pharmaceuticals to certain medical oncology practices for a fixed or cost plus fee; and conducts outcomes research on behalf of pharmaceutical manufacturers. As of March 31, 2001, approximately 260 medical oncologists are associated with the Company through these programs.

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

In order to preserve its operational strength and the assets of its businesses, the Company sought protection under the federal bankruptcy laws by filing a voluntary petition for relief on March 29, 2001, under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, the Company continues to conduct business in the ordinary course under the protection of the Bankruptcy Court, while a reorganization plan is developed to restructure its obligations. The Company's financial statement auditors have included an explanatory paragraph to their opinion dated March 30, 2001, stating that the bankruptcy filing and related matters raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that any reorganization plan that is effected will be successful.

In 1990 the Company began development of a network of specialized IMPACT Centers to provide complex outpatient chemotherapy services under the direction of practicing oncologists. The majority of the therapies provided at the IMPACT Centers entail the administration of high dose chemotherapy coupled with peripheral blood stem cell support of the patient's immune system. At March 31, 2001, the Company's network consisted of 23 IMPACT Centers, including 14 wholly-owned, 7 managed programs, and 2 owned and operated in joint venture with a host hospital. Subsequent to March 31, 2001, the Company decided to close 11 additional Centers and is currently evaluating the long-term viability of the remaining Centers. Prior to January 1997, the Company derived substantially all of its revenues from outpatient cancer treatment services through reimbursements from third party payors on a fee-for-service or discounted fee-for-service basis. During 1997, the Company began concentrating its efforts on contracting on a "global case rate" basis where the Company contracts with the appropriate third-party payor to receive a single payment that covers the patient's entire course of treatment at the center and any necessary in-patient care.

In May of 1999, the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology (ASCO). These studies, involving the use of high dose chemotherapy, sparked controversy among oncologists, and, in the aggregate, caused confusion among patients, third-party payers, and physicians about the role of high dose chemotherapy in the treatment of breast cancer. Since the release of these data, the Company's high dose business has slowed significantly, as evidenced by a 44% decrease in high dose procedures in the first quarter of 2001 as compared to the same period in 2000. High dose procedures in the Company's wholly-owned IMPACT Centers decreased 56% in the first quarter of 2001 as compared to the same period in 2000, while procedures in the Company's managed and joint venture Centers decreased 23% and 26%, respectively. The Company closed 16 IMPACT Centers since the first quarter of 2000 due to decreased patient volumes and is currently in the process of closing 11 additional centers. On an ongoing basis, the Company evaluates the economic feasibility of the centers in its IMPACT network. The Company is generally able to re-deploy related assets throughout the IMPACT Center network.

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

During the first quarter of 2000, the Company decided to expand into the specialty pharmaceutical business and began to put in place certain of the resources necessary for this expansion. The Company intends to leverage its expertise and resources in the delivery of complex pharmaceuticals to cancer patients into the delivery of specialty drugs to patients with a wide range of chronic, costly and complex diseases. Specifically, this will include the distribution of new drugs with special handling requirements, and is expected to involve the use of the Company's regional network of specialized pharmaceutical centers. In addition, the Company intends to use its national network of IMPACT Centers and its highly trained healthcare professionals to administer the most fragile compounds to the expanded patient population. The Company has hired an expert consultant to assist in the development of the business plan. In addition, the Company recruited a chief medical officer and a vice president of operations in the third quarter of 2000. These individuals have operating responsibilities over the existing business segments and for the development of the specialty pharmaceutical business. The Company has also engaged in discussions with potential strategic partners, including certain pharmaceutical manufacturers, partner hospitals, and affiliated physicians. Various clinical and marketing materials have also been developed. These services have been marketed to select physicians and third-party payers in existing locations within the IMPACT Center network. The Company treated its first patient utilizing such specialty drugs in the second quarter of 2001. Although the Company is still pursuing this strategy, given its current financial and operating constraints, there can be no assurances that this plan will be successfully implemented.

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

In the fourth quarter of 2000, the Company began negotiating, in response to certain contract disputes, to sell the assets of Oncology/Hematology Group of South Florida, P.A. ("the OHG Group") to the existing physician group. Concurrent with the sale of the assets, the Service Agreement was terminated, and the parties signed a pharmacy management agreement for the Company to provide turnkey pharmacy management services to the practice. The sale and pharmacy management agreement were completed and effective February 1, 2001. At December 31, 2000, the Company adjusted the Service Agreement and associated assets to their net realizable value as measured by the termination and sale agreement.

In the first quarter of 2001, the Company began negotiating the termination of a three-physician practice in Florida. These negotiations resulted from several contractual disagreements between the practice and the Company. Although the termination is probable, the financial terms have not been agreed upon and therefore the financial impact of any potential termination is not currently estimable.

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

In January 2001, the Company received a notice of default from one of its affiliated physician practices alleging a breach of contract for failure to obtain or take adequate steps to develop certain ancillary services. The Company has negotiated a forbearance agreement with the practice to prevent issuance of a notice of termination while it works to develop the project. These activities have included negotiations related to building construction and the purchase of land and equipment. While the Company has made progress on the development of these services, there can be no assurance that the Company will satisfy all requirements of the project. These matters are currently subject to the automatic stay provided for under Chapter 11 of the United States Bankruptcy Code and will likely be resolved in the context of the bankruptcy proceedings.

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

RESULTS OF OPERATIONS

Net revenue decreased 11% to $31.6 million for the quarter ended March 31, 2001, compared to $35.6 million for the quarter ended March 31, 2000. Practice management service fees were $18.0 million for the first quarter of 2001 compared to $20.0 million for the same period in 2000 for a 10% decrease. This decrease is primarily due to the termination and sale of related assets of a certain Service Agreement effective February 1, 2001. Net revenue on a same-practice basis increased $.7 million, or 5%, due to growth in patient volumes for both ancillary and non-ancillary services and pharmaceutical utilization. Pharmaceutical sales to physicians increased $.4 million, or 4%, from $10.8 million for the first three months of 2000 to $11.2 million in 2001. This increase is due to increased drug utilization by the physicians serviced under these agreements and the addition of one pharmacy management contract effective February 1, 2001, but was tempered by the termination of pharmaceutical sales agreements with two physician practices effective July 1, 2000. Additionally, net patient service revenues from IMPACT services decreased $2.4 million, or 52%, from $4.6 million in the first quarter of 2000 to $2.2 million in the first quarter of 2001. This decrease in high dose chemotherapy revenues continues to reflect the confusion and related pullback in breast cancer related admissions resulting from the high dose chemotherapy/breast cancer study results presented at ASCO in May 1999. In addition, the Company experienced a decline in insurance approvals on high dose referrals obtained. Since the release of the study results, the Company's high dose business has slowed significantly, as evidenced by a 44% decrease in high dose procedures in the first quarter of 2001 as compared to the first quarter of 2000.

Salaries and benefits costs decreased $.8 million, or 15%, from $5.5 million for the first quarter of 2000 to $4.7 million in 2001. The decrease is primarily due to the termination of certain Service Agreements, the closing of various IMPACT Centers and a reduction in corporate staffing. Salaries and benefits expense as a percentage of net revenue was 15% and 16% for the quarters ended March 31, 2001 and 2000, respectively.

Supplies and pharmaceuticals expense decreased $1.3 million, or 5%, from the first quarter of 2000 to the first quarter of 2001. The decrease is primarily related to the net effect of increased volume in pharmaceutical sales to physicians and greater utilization of new chemotherapy agents with higher costs in the practice management division, tempered by the termination of two pharmaceutical sales agreements effective July 1, 2000 and a decrease in patient volumes in the IMPACT Centers. Supplies and pharmaceuticals expense as a percentage of net revenue was 72% and 68% for the quarters ended March 31, 2001 and 2000, respectively. The increase as a percentage of net revenue is due to the lower margin associated with the increased pharmaceutical sales to physicians as well as general price increases in pharmaceuticals used in the practice management division.

General and administrative expenses increased $.3 million, or 20%, from $1.5 million in the first quarter of 2000 to $1.8 million in the first quarter of 2001. The increase was primarily due to the net effect of increased expenses for professional services, principally legal and consulting fees related to the Company's restructuring efforts and bankruptcy filings, and decreased administrative expenses due to the closure of various IMPACT Centers and the termination of certain Service Agreements.

Other operating expenses decreased $.7 million, or 28%, from $2.5 million in 2000 to $1.8 million in 2001. Other operating expenses consist primarily of medical director fees, purchased services related to global case rate contracts, rent expense, and other operational costs. The decrease is primarily due to the closure of various IMPACT Centers and lower purchased services and physician fees as a result of lower IMPACT and cancer research volumes as compared to the first quarter of 2000.

For the three months ended March 31, 2001, all operating and general expenses other than those related to pharmaceuticals and supplies were reduced by $1.2 million, or 12%, as compared with those for the three months ended March 31, 2000. These reductions reflect cost reduction and containment steps put in place in the first quarter of 2000, the closure of IMPACT Centers, lower patient volumes and the termination of certain Service Agreements, tempered by increases for professional services, principally legal and accounting fees, related to the Company's restructuring efforts and bankruptcy filing.

Depreciation and amortization decreased $.1 million from $1.1 million for the first quarter of 2000 to $1.0 million for the first quarter of 2001. This decrease is primarily due to the termination of certain Service Agreements.

EBITDA (earnings before interest, taxes, depreciation and amortization) decreased $1.3 million, or 87%, to $.2 million for the quarter ended March 31, 2001 in comparison to $1.5 million for the quarter ended March 31, 2000. EBITDA from the IMPACT services segment decreased $.9 million, or 113%, for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The decrease is primarily due to a decrease in referral volumes and high dose chemotherapy procedures. In addition, during the second quarter of 2000, the Company received notices of termination of pharmaceutical sales agreements from two physician practices effective July 1, 2000. EBITDA from the physician practice management division decreased $.8 million, or 31%, primarily due to increases in pharmaceutical and supply costs, increases in contractual adjustments, and the termination and modification of certain Service Agreements.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had a working capital deficit of ($10.7) million with current assets of $39.5 million and current liabilities of $50.2 million. Cash and cash equivalents represented $5.6 million of the Company's current assets. Negative working capital is primarily attributable to the current balance sheet classification of amounts due under the Company's Credit Facility, as further described below.

Cash provided by operating activities was $3.7 million in the first quarter of 2001 compared to cash used by operating activities of $.5 million for the same period in 2000. This increase is largely attributable to a reduction in amounts due from affiliated physician groups resulting from the sale proceeds and recovery of working capital associated with the asset sale and concurrent termination of a Service Agreement in the first quarter of 2001.

Cash used in investing activities was $20,000 and $.2 million for the quarters ended March 31, 2001 and 2000, respectively. The decrease is primarily attributable to a reduction in capital expenditures in the first quarter of 2001 as compared to the first quarter of 2000.

Cash used in financing activities was $5.4 million for the first quarter of 2001 and $.5 million for the same period in 2000. The increase in cash used in financing activities is primarily attributable to additional payments on notes payable and distributions to joint venture partners in the first quarter of 2001 as compared to the first quarter of 2000.

The terms of the Company's original lending agreement provided for a $42.0 million Credit Facility, to mature in June 2002, to fund the Company's acquisition and working capital needs. The Credit Facility, originally comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus an original spread between 1.375% and 2.5%, depending upon borrowing levels. The Company was also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. At March 31, 2001, $29.2 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 10%. The Company is subject to certain affirmative and negative covenants which, among other things, originally required that the Company maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth. This original lending agreement was subsequently and significantly amended in November 1999, and March 2000, as described below.

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

With the Company's March 29, 2001 Chapter 11 bankruptcy filing, any potential future revisions to the Credit Facility are subject to Chapter 11 reorganization processes (described elsewhere in conjunction with discussion of the filing). There can be no assurances as to the form of such revisions (if any) or their impact on the Company's financial position or continued business viability. Additionally, as of the date of the bankruptcy filing, the Company was in technical default under the terms of the Credit Facility. Consistent with all of the above described factors, the Company has classified all amounts due under the Company's Credit Facility as current. The Company is currently operating under an interim cash collateral order which expires June 29, 2001. Under the terms of this order, the Company is allowed operate in the normal course of business within the parameters of an approved cash budget. A hearing on the permanent cash collateral order is set for June 29, 2001.

The Company enters into LIBOR-based interest rate swap agreements ("Swap Agreement") with the Company's lender as required by the terms of the Credit Facility. In June 2000, the Company entered into a new Swap Agreement effective July 1, 2000. Amounts hedged under this most recent Swap Agreement accrue interest at the difference between 7.24% and the ninety-day LIBOR rate and are settled quarterly. The Company has hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement matures on July 1, 2001. The Company has reviewed the applicability and implications of SFAS No. 133 for the Company's financial statements. The sole derivative instrument to which the accounting prescribed by the Statement is applicable is the Swap Agreement described above. The Company recorded a cumulative adjustment charge in implementing SFAS No. 133 in the first quarter of 2001 of approximately $100,000 in recognition of the reported fair value of the Swap Agreement.

Long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations consummated in 1996. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $11.50 to $16.97. The unpaid principal amount of the long-term notes was $.8 million at March 31, 2001.

The Company is committed to future minimum lease payments under operating leases of approximately $14.5 million for administrative and operational facilities. Such commitments may be reduced as a result of the rejection of certain real property leases in the context of the bankruptcy proceeding.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), required that standards be developed for the privacy and protection of individually identifiable health information. As directed by HIPAA, the federal government proposed detailed regulations to protect individual health information that is maintained or transmitted electronically from improper access, alteration or loss. The transactions and code sets standards and privacy standards were finalized effective October 2000 and April 2001, respectively. The Company will be required to comply with the new standards 24 months after their respective effective dates of adoption. The Company is currently assessing preliminary HIPAA issues, with detailed compliance and integration measures taking place in 2002 and 2003.

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

The Company is also a party to a LIBOR based interest rate swap agreement ("Swap Agreement") with an affiliate of one of the Company's lenders as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 7.24% and the ninety-day LIBOR rate and are settled quarterly. As of March 31, 2001, approximately 58% of the Company's outstanding principal balance under the Credit Facility was hedged under the Swap Agreement. The Swap Agreement matures in July 2001. The Company does not enter into derivative or interest rate transactions for speculative purposes.

At March 31, 2001, $29.2 million aggregate principal was outstanding under the Credit Facility with an interest rate of approximately 10%. The Company does not have any other material market-sensitive financial instruments.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      EXHIBITS

                  10(y) Termination Agreement and Release between Registrant and Patrick J. McDonough dated January 15, 2001

                  (B)      REPORTS ON FORM 8-K

                           A report on Form 8-K disclosing the Company's bankruptcy filing under Item 3 was filed on April 9, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RESPONSE ONCOLOGY, INC.


                                             By:  /s/ Anthony M. LaMacchia
                                                  ------------------------------
                                                  Anthony M. LaMacchia
                                                  President and Chief Executive
                                                  Officer

                                                  Date:  May 21, 2001


                                             By:  /s/ Peter A. Stark
                                                  ------------------------------
                                                  Peter A. Stark
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                                  Date:  May 21, 2001