Form 10-Q
period 2001-06-30
RESPONSE ONCOLOGY INC
filed 2001-08-20
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001 or

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

Common Stock, $.01 Par Value, 12,290,764 shares as of August 8, 2001.

INDEX


                                                                          Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets,
            June 30, 2001 and December 31, 2000-----------------------------3

            Consolidated Statements of Operations
            for the Three Months Ended
            June 30, 2001 and June 30, 2000---------------------------------5

            Consolidated Statements of Operations
            for the Six Months Ended
            June 30, 2001 and June 30, 2000---------------------------------6

            Consolidated Statements of Cash Flows
            for the Six Months Ended
            June 30, 2001 and June 30, 2000 --------------------------------7

            Notes to Consolidated
            Financial Statements--------------------------------------------8

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations--------------------------------------------------14

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk ---------------------------------------------23

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings----------------------------------------------24

Item 2.     Changes in Securities and Use of Proceeds----------------------24

Item 3.     Defaults Upon Senior Securities--------------------------------24

Item 4.     Submission of Matters to a Vote of Security Holders------------24

Item 5.     Other Information----------------------------------------------24

Item 6.     Exhibits and Reports on Form 8-K ------------------------------24

Signatures  ---------------------------------------------------------------25

PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS


RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except for share data)


                                                                                  June 30,    December 31,
                                                                                    2001          2000
                                                                                (Unaudited)     (Note 2)
                                                                                -----------    ---------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                   $   9,309    $   7,327
     Accounts receivable, less allowance for doubtful accounts
         of $3,800 and $3,489                                                        9,690        9,469
     Pharmaceuticals and supplies                                                    3,891        3,702
     Prepaid expenses and other current assets                                       3,373        3,529
     Due from affiliated physician groups                                           13,325       19,121
     Deferred income taxes                                                           1,168        1,168
                                                                                 ---------    ---------
         TOTAL CURRENT ASSETS                                                       40,756       44,316

Property and equipment, net                                                          2,495        3,212

Management service agreements, less accumulated amortization of
         $8,755 and $7,685                                                          43,161       44,231
Other assets                                                                           313          654
                                                                                 ---------    ---------
         TOTAL ASSETS                                                            $  86,725    $  92,413
                                                                                 =========    =========


Continued:

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except for share data)


Continued:

                                                                                  June 30,    December 31,
                                                                                    2001          2000
                                                                                (Unaudited)     (Note 2)
                                                                                -----------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                            $   1,980    $  14,665
     Accrued expenses and other liabilities                                          1,475        4,581
     Current portion of notes payable                                               29,199       34,509
     Current portion of capital lease obligations                                       --          277
                                                                                 ---------    ---------
         TOTAL CURRENT LIABILITIES                                                  32,654       54,032

NON-CURRENT LIABILITIES
      Capital lease obligations, less current portion                                   --          303
      Deferred income taxes                                                          3,525        3,525
      Minority interest                                                                376        1,164
                                                                                 ---------    ---------
         TOTAL NON-CURRENT LIABILITIES                                               3,901        4,992

LIABILITIES SUBJECT TO SETTLEMENT UNDER
       REORGANIZATION PROCEEDINGS
      Accounts payable                                                              15,654           --
      Accrued expenses and other liabilities                                         2,019           --
      Subordinated notes payable                                                       756           --
      Capital lease obligations                                                        443           --
                                                                                 ---------    ---------
         TOTAL LIABILITIES SUBJECT TO SETTLEMENT
                 UNDER REORGANIZATION PROCEEDINGS                                   18,872           --

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $1.00 par value (aggregate involuntary liquidation preference $183) authorized 3,000,000 shares;
         issued and outstanding 16,631 shares at each period end                        17           17
     Common stock, $.01 par value, authorized 30,000,000 shares; issued and
         outstanding 12,290,764 at each period end                                     123          123
     Paid-in capital                                                               102,011      102,011
     Accumulated deficit                                                           (70,853)     (68,762)
                                                                                 ---------    ---------
                                                                                    31,298       33,389
                                                                                 ---------    ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  86,725    $  92,413
                                                                                 =========    =========

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollar amounts in thousands except for share data)


                                                      Three Months Ended
                                                 ----------------------------
                                                   June 30,        June 30,
                                                     2001            2000
                                                 ------------    ------------
NET REVENUE                                      $     30,922    $     34,639

COSTS AND EXPENSES
     Salaries and benefits                              3,750           5,310
     Pharmaceuticals and supplies                      23,911          23,901
     Other operating costs                              1,171           2,192
     General and administrative                         1,220           1,240
     Depreciation and amortization                        849           1,147
     Interest                                             569             830
     Provision for doubtful accounts                      295              76
                                                 ------------    ------------
                                                       31,765          34,696

REORGANIZATION COSTS                                      655              --
                                                 ------------    ------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST         (1,498)            (57)
     Minority owners' share of net earnings                (1)           (135)
                                                 ------------    ------------
 LOSS BEFORE INCOME TAXES                              (1,499)           (192)
     Income tax benefit                                  (627)            (69)
                                                 ------------    ------------

NET LOSS                                         $       (872)   $       (123)
                                                 ============    ============
LOSS PER COMMON SHARE:
           Basic                                 $      (0.07)   $      (0.01)
                                                 ============    ============
           Diluted                               $      (0.07)   $      (0.01)
                                                 ============    ============
Weighted average number of common shares:

           Basic                                   12,290,764      12,290,406
                                                 ============    ============
           Diluted                                 12,290,764      12,290,406
                                                 ============    ============

 See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollar amounts in thousands except for share data)


                                                       Six Months Ended
                                                 ----------------------------
                                                   June 30,         June 30,
                                                     2001            2000
                                                 ------------    ------------
NET REVENUE                                      $     62,473    $     70,225

COSTS AND EXPENSES
     Salaries and benefits                              8,434          10,823
     Pharmaceuticals and supplies                      46,763          48,067
     Other operating costs                              2,956           4,670
     General and administrative                         3,059           2,714
     Depreciation and amortization                      1,835           2,283
     Interest                                           1,559           1,657
     Provision for doubtful accounts                      527             286
                                                 ------------    ------------
                                                       65,133          70,500
                                                 ------------    ------------

REORGANIZATION COSTS                                      655              --
                                                 ------------    ------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST         (3,315)           (275)
     Minority owners' share of net earnings                (5)           (390)
                                                 ------------    ------------
 LOSS BEFORE INCOME TAXES                              (3,320)           (665)
     Income tax benefit                                (1,229)           (249)
                                                 ------------    ------------
NET LOSS                                         $     (2,091)   $       (416)
                                                 ============    ============
LOSS PER COMMON SHARE:
           Basic                                 $      (0.17)   $      (0.03)
                                                 ============    ============
           Diluted                               $      (0.17)   $      (0.03)
                                                 ============    ============
Weighted average number of common shares:
           Basic                                   12,290,764      12,286,272
                                                 ============    ============
           Diluted                                 12,290,764      12,286,272
                                                 ============    ============

 See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                               Six Months Ended
                                                             --------------------
                                                             June 30,    June 30,
                                                               2001       2000
                                                              -------    -------
  OPERATING ACTIVITIES
  Net loss                                                    $(2,091)   $  (416)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation and amortization                              1,835      2,283
     Deferred income taxes                                         --       (249)
     Provision for doubtful accounts                              527        286
     Gain on sale of property and equipment                       (24)       (31)
     Minority owners' share of net earnings                         5        390
     Changes in operating assets and liabilities:
        Accounts receivable                                      (488)      (444)
        Pharmaceuticals and supplies, prepaid expenses and
              other current assets                                (45)       894
        Other assets                                              141         41
        Due from affiliated physician groups                    5,796       (457)
        Accounts payable and accrued expenses                   1,826       (595)
                                                              -------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES
        BEFORE REORGANIZATION ITEMS                             7,482      1,702

OPERATING CASH FLOW FROM REORGANIZATION ITEMS:
       Bankruptcy related professional fees paid                  (44)        --
                                                              -------    -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                      7,438      1,702

  INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                  89         36
     Purchase of equipment                                        (59)      (496)
                                                              -------    -------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              30       (460)

  FINANCING ACTIVITIES
     Proceeds from exercise of stock options                       --         32
     Distributions to joint venture partners                     (793)        --
     Principal payments on notes payable                       (4,556)    (1,557)
     Principal payments on capital lease obligations             (137)      (135)
                                                              -------    -------
  NET CASH USED IN FINANCING ACTIVITIES                        (5,486)    (1,660)

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,982       (418)
     Cash and cash equivalents at beginning of period           7,327      7,195
                                                              -------    -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 9,309    $ 6,777
                                                              =======    =======



See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

NOTE 1 -- ORGANIZATION AND DESCRIPTION OF BUSINESS/BANKRUPTCY PROCEEDINGS

Response Oncology, Inc. and subsidiaries (the "Company") is a comprehensive cancer management company which owns and/or operates a network of outpatient treatment centers ("IMPACT(R) Centers") that provide stem cell supported high dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists; compounds and dispenses pharmaceuticals to certain oncologists for a fixed or cost plus fee; owns the assets of and manages oncology practices; and conducts outcomes research on behalf of pharmaceutical manufacturers.

On March 29, 2001, the Company (including its wholly-owned subsidiaries, but excluding entities that are majority-owned by Response Oncology, Inc.) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). The Company is operating as debtors-in-possession under the Code, which protects it from its creditors pending reorganization under the jurisdiction of the Bankruptcy Court. As debtors-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. A statutory creditors committee may be appointed in the Chapter 11 case, but at this point such a committee has not been formed. As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all prepetition claims against the Company.

Substantially all of the Company's liabilities as of the filing date ("prepetition liabilities") are subject to settlement under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate its business as debtors-in-possession. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. The Bankruptcy Court has approved payment of certain pre-petition obligations such as employee wages and benefits. Additionally, the Bankruptcy Court has approved the retention of various legal, financial and other professionals. Schedules were filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or subsequently adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. There can be no assurance that any reorganization plan that is effected will be successful.

Under the Code, the Company may elect to assume or reject real property leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures. At this time, because of material uncertainties, pre-petition claims are generally carried at face value in the accompanying financial statements. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for the majority of these items. Additionally, the net expense resulting from the Chapter 11 filing by the Company has been segregated and reported as reorganization costs in the consolidated statements of operations for the three and six months ended June 30, 2001.

The Company's consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". In addition, the consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. The financial statements include reclassifications made to reflect the liabilities that have been deferred under the Chapter 11 proceedings as "Liabilities Subject to Settlement under Reorganization Proceedings". Certain accounting and business practices have been adopted that are applicable to companies that are operating under Chapter 11.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

The Company's revenue from practice management affiliations includes a fee equal to practice operating expenses incurred by the Company (which excludes expenses that are the obligation of the physicians, such as physician salaries and benefits) and a management fee equal to a percentage of each affiliated oncology group's adjusted net revenue or net operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

Pharmaceutical sales to physicians are recorded based upon the Company's contracts with physician groups to manage the pharmacy component of the groups' practice. Revenue recorded for these contracts represents the cost of pharmaceuticals plus a fixed or percentage fee.

Clinical research revenue is recorded based upon the Company's contracts with various pharmaceutical manufacturers to manage clinical trials and is generally measured on a per patient basis for monitoring and collection of data.

The following table is a summary of net revenue by source for the respective three and six-month periods ended June 30, 2001 and 2000.

(In Thousands)
                                                      Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                 ----------------------------    ----------------------------
                                                     2001           2000            2001            2000
                                                 ------------    ------------    ------------    ------------
Net patient service revenue                      $      1,152    $      3,627    $      3,340    $      8,260
Practice management service fees                       16,687          19,210          34,736          39,203
Pharmaceutical sales to physicians                     13,071          11,637          24,268          22,418
Clinical research revenue                                  12             165             129             344
                                                 ------------    ------------    ------------    ------------
                                                 $     30,922    $     34,639    $     62,473    $     70,225
                                                 ============    ============    ============    ============


Net Loss Per Common Share:

A reconciliation of the basic loss per share and the diluted loss per share computation is presented below for the three and six-month periods ended June 30, 2001 and 2000.

(Dollar amounts in thousands except per share data)
                                                      Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                 ----------------------------    ----------------------------
                                                     2001           2000            2001            2000
                                                 ------------    ------------    ------------    ------------
Weighted average shares outstanding                12,290,764      12,290,406      12,290,764      12,286,272
Net effect of dilutive stock options and
   warrants based on the treasury stock method             --(A)           --(A)           --(A)           --(A)
                                                 ------------    ------------    ------------    ------------
Weighted average shares and common
    stock equivalents                              12,290,764      12,290,406      12,290,764      12,286,272
                                                 ============    ============    ============    ============

Net loss                                         $       (872)   $       (123)   $     (2,091)   $       (416)
                                                 ============    ============    ============    ============

Diluted per share amount                         $      (0.07)   $      (0.01)   $      (0.17)   $      (0.03)
                                                 ============    ============    ============    ============

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

With the Company's March 29, 2001 Chapter 11 bankruptcy filing, any potential future revisions to the Credit Facility are subject to Chapter 11 reorganization processes (described elsewhere in conjunction with discussion of the filing). There can be no assurances as to the form of such revisions (if any) or their impact on the Company's financial position or continued business viability. Additionally, as of the date of the bankruptcy filing, the Company was in technical default under the terms of the Credit Facility. Consistent with all of the above-described factors, the Company has classified all amounts due under the Company's Credit Facility as a current liability in the accompanying consolidated balance sheets as June 30, 2001 and December 31, 2000. At June 30, 2001, $29.2 million aggregate principal was outstanding under the Credit Facility with an interest rate of approximately 7.3%.

The Company enters into LIBOR-based interest rate swap agreements ("Swap Agreement") with the Company's lender as required by the terms of the Credit Facility. In June 2000, the Company entered into a new Swap Agreement effective July 1, 2000. Amounts hedged under this most recent Swap Agreement accrue interest at the difference between 7.24% and the ninety-day LIBOR rate and are settled quarterly. The Company has hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement matured on July 1, 2001 and has not been renewed. The Company has reviewed the applicability and implications of SFAS No. 133 for the Company's financial instruments. The sole derivative instrument to which the accounting prescribed by the Statement is applicable is the Swap Agreement described above. The Company recorded a cumulative adjustment charge in implementing SFAS No. 133 in the first quarter of 2001 of approximately $100,000 in recognition of the reported fair value of the Swap Agreement. Because of immateriality, the cumulative adjustment has been reported in interest expense in the accompanying consolidated statements of operations for the three and six months ended June 30, 2001.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.50 to $16.97. The unpaid principal amount of the notes was $0.8 million at June 30, 2001.

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

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 2002, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $5,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of June 30, 2001, the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company's financial condition or results of operations.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual audited consolidated financial statements except that the Company does not allocate interest expense, taxes or corporate overhead to the individual segments. The Company evaluates performance based on profit or loss from operations before income taxes and unallocated amounts. The totals per the schedules below will not and should not agree to the consolidated totals. The differences are due to corporate overhead and other unallocated amounts which are reflected in the reconciliation to consolidated loss before income taxes.

(In thousands)
                                                      Physician    Cancer
                                             IMPACT    Practice   Research
                                            Services  Management  Services     Total
                                            --------  ----------  --------   --------
For the three months ended June 30, 2001:
Net revenue                                 $ 14,223    $16,687   $    12    $ 30,922
Total operating expenses                      14,555     14,674        45      29,274
                                            --------    -------   -------    --------
Segment contribution (deficit)                  (332)     2,013       (33)      1,648
Depreciation and amortization                     93        685        --         778
                                            --------    -------   -------    --------
Segment profit (loss)                       $   (425)   $ 1,328   $   (33)   $    870
                                            ========    =======   =======    ========
Segment assets                              $ 12,755    $60,714   $   522    $ 73,991
                                            ========    =======   =======    ========
Capital expenditures                              --    $    17        --    $     17
                                            ========    =======   =======    ========

(In thousands)
                                                      Physician    Cancer
                                             IMPACT    Practice   Research
                                            Services  Management  Services     Total
                                            --------  ----------  --------   --------
For the three months ended June 30, 2000:
Net revenue                                 $ 15,264    $19,210   $   165    $ 34,639
Total operating expenses                      14,763     16,524       156      31,443
                                            --------    -------   -------    --------
Segment contribution                             501      2,686         9       3,196
Depreciation and amortization                    104        987        --       1,091
                                            --------    -------   -------    --------
Segment profit                              $    397    $ 1,699   $     9    $  2,105
                                            ========    =======   =======    ========
Segment assets                              $ 19,006    $85,210   $ 1,210    $105,426
                                            ========    =======   =======    ========
Capital expenditures                        $    141    $    98        --    $    239
                                            ========    =======   =======    ========


Reconciliation of consolidated loss before income taxes:

                                                       2001           2000
                                                     --------      ---------
Segment profit                                       $    870      $   2,105
Unallocated amounts:
  Corporate salaries, general and administrative        1,734          1,412
  Corporate depreciation and amortization                  71             56
  Corporate interest expense                              564            829
                                                     --------      ---------
Loss before income taxes                             $ (1,499)     $    (192)
                                                     ========      =========

(In thousands)
                                                      Physician    Cancer
                                             IMPACT    Practice   Research
                                            Services  Management  Services     Total
                                            --------  ----------  --------   --------
For the six months ended June 30, 2001:
Net revenue                                 $ 27,608    $34,736   $   129    $ 62,473
Total operating expenses                      28,040     31,003       132      59,175
                                            --------    -------   -------    --------
Segment contribution  (deficit)                 (432)     3,733        (3)      3,298
Depreciation and amortization                    192      1,507        --       1,699
                                            --------    -------   -------    --------
Segment profit (loss)                       $   (624)   $ 2,226   $    (3)   $  1,599
                                            ========    =======   =======    ========
Segment assets                              $ 12,755    $60,714   $   522    $ 73,991
                                            ========    =======   =======    ========
Capital expenditures                              --    $    53        --    $     53
                                            ========    =======   =======    ========

(In thousands)
                                                      Physician    Cancer
                                             IMPACT    Practice   Research
                                            Services  Management  Services     Total
                                            --------  ----------  --------   --------
For the six months ended June 30, 2000:
Net revenue                                 $ 30,678    $39,203   $   344    $ 70,225
Total operating expenses                      29,402     34,038       337      63,777
                                            --------    -------   -------    --------
Segment contribution                           1,276      5,165         7       6,448
Depreciation and amortization                    197      1,974        --       2,171
                                            --------    -------   -------    --------
Segment profit                              $  1,079    $ 3,191   $     7    $  4,277
                                            ========    =======   =======    ========
Segment assets                              $ 19,006    $85,210   $ 1,210    $105,426
                                            ========    =======   =======    ========
Capital expenditures                        $    151    $   270        --    $    421
                                            ========    =======   =======    ========


Reconciliation of consolidated loss before income taxes:

(In thousands)
                                                       2001           2000
                                                     --------      ---------
Segment profit                                       $  1,599      $   4,277
Unallocated amounts:
  Corporate salaries, general and administrative        3,218          3,182
  Corporate depreciation and amortization                 136            112
  Corporate interest expense                            1,565          1,648
                                                     --------      ---------
Loss before income taxes                             $ (3,320)     $    (665)
                                                     ========      =========


Reconciliation of consolidated assets:

                                                         As of June 30,
                                                     -----------------------
                                                       2001           2000
                                                     --------      ---------
Segment assets                                       $ 73,991      $ 105,426
Unallocated amounts:
  Cash and cash equivalents                             9,309          6,777
  Prepaid expenses and other assets                     2,788          3,144
  Property and equipment, net                             637            846
                                                     --------      ---------
Consolidated assets                                  $ 86,725      $ 116,193
                                                     ========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Response Oncology, Inc. and subsidiaries (the "Company") is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; compounds and dispenses pharmaceuticals to certain medical oncology practices for a fee; owns the assets of and manages the non-medical aspects of oncology practices; and conducts clinical research on behalf of pharmaceutical manufacturers. As of June 30, 2001, approximately 165 medical oncologists are associated with the Company through these programs.

As further discussed throughout this document, the Company sees important threats and opportunities for its businesses requiring management's focused attention over the near-term. The material decline in the Company's IMPACT Center volumes, coupled with continuing contractual issues in its physician practice management segment, have required and will continue to require significant and rapid strategic and operational responses to facilitate the Company's continued viability. The Company's business plan is currently being modified to not only incorporate such responses, but also to explore management's plans to exploit key opportunity areas and more effectively leverage important Company assets, including possibilities to expand and enhance the Company's pharmaceutical services. The extent and likelihood of the expansion of its pharmaceutical services will be ultimately be determined in the context of the development of the Company's reorganization plan. Since the filing of the bankruptcy petitions, the Company's primary focus has been, and will continue to be, on stabilizing and maximizing the profitability of the existing business segments. The Company is in discussions with various parties seeking alternative debt and/or equity financing as part of the development of its reorganization plan. In addition, the Company is evaluating the sale of all or part of its business operations.

In order to preserve its operational strength and the assets of its businesses, the Company (including its wholly-owned subsidiaries, but excluding entities that are majority-owned by Response Oncology, Inc.) sought protection under the federal bankruptcy laws by filing a voluntary petition for relief on March 29, 2001, under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, the Company continues to conduct business in the ordinary course under the protection of the Bankruptcy Court, while a reorganization plan is developed to restructure its obligations. The Company recently filed a motion with the Bankruptcy Court seeking to expand the time to file a reorganization plan until December 17, 2001. While such motions are often granted in these cases and the Company expects the Bankruptcy Court to approve this motion, there can be no assurances that the exclusive period will be extended to the requested date. During this period, the Company is continuing discussions with various lending institutions and strategic and financial investors. There can be no assurance that any reorganization plan that is effected will be successful.

In 1990 the Company began development of a network of specialized IMPACT Centers to provide complex outpatient chemotherapy services under the direction of practicing oncologists. The majority of the therapies provided at the IMPACT Centers entail the administration of high dose chemotherapy coupled with peripheral blood stem cell support of the patient's immune system. At June 30, 2001, the Company's network consisted of 9 IMPACT Centers, including 4 wholly owned, 3 managed programs, and 2 owned and operated in joint venture with a host hospital. Prior to January 1997, the Company derived substantially all of its revenues from outpatient cancer treatment services through reimbursements from third party payors on a fee-for-service or discounted fee-for-service basis. During 1997, the Company began concentrating its efforts on contracting on a "global case rate" basis where the Company contracts with the appropriate third-party payer to receive a single payment that covers the patient's entire course of treatment at the center and any necessary in-patient care.

In May of 1999, the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology (ASCO). These studies, involving the use of high dose chemotherapy, sparked controversy among oncologists, and, in the aggregate, caused confusion among patients, third-party payers, and physicians about the role of high dose chemotherapy in the treatment of breast cancer. Since the release of these data, the Company's high dose business has slowed significantly, as evidenced by a 49% decrease in high dose procedures in 2000 as compared to 1999. Furthermore, the Company experienced a 56% decrease in high dose procedures in the first six months of 2001 as compared to the same period in 2000. High dose procedures in the Company's wholly-owned IMPACT Centers decreased 64% in the first six months of 2001 as compared to the same period in 2000, while procedures in the

Company's managed and joint venture Centers decreased 50% and 29%, respectively. The Company closed 29 IMPACT Centers since the second quarter of 2000 due to decreased patient volumes and is currently in the process of closing one additional center. On an ongoing basis, the Company evaluates the economic feasibility of the centers in its IMPACT network. The Company is generally able to re-deploy or sell related assets throughout the IMPACT Center network.

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

During the first quarter of 2000, the Company decided to expand into the specialty pharmaceutical business and began to put in place certain of the resources necessary for this expansion. The Company intends to leverage its expertise and resources in the delivery of complex pharmaceuticals to cancer patients into the delivery of specialty drugs to patients with a wide range of chronic, costly and complex diseases. Specifically, this will include the distribution of new drugs with special handling requirements, and is expected to involve the use of the Company's regional network of specialized pharmaceutical centers. In addition, the Company intends to use its remaining network of IMPACT Centers and its highly trained healthcare professionals to administer the most fragile compounds to the expanded patient population. The Company hired an expert consultant to assist in the development of the business plan. The Company has also engaged in discussions with potential strategic partners, including certain pharmaceutical manufacturers, partner hospitals, and affiliated physicians. Various clinical and marketing materials have also been developed. These services have been marketed to select physicians and third-party payers in existing locations within the IMPACT Center network. The Company treated its first patient utilizing such specialty drugs in the second quarter of 2001. Although the Company is still pursuing this strategy in selected markets, given its current financial and operating constraints, there can be no assurances that this plan will be successfully implemented. The extent and likelihood of the expansion of its pharmaceutical services will ultimately be determined in the context of the development of the Company's reorganization plan. Since the filing of the bankruptcy petitions, the Company's primary focus has been, and will continue to be, on stabilizing and maximizing the profitability of the existing business segments.

The Company also provides pharmacy management services for certain medical oncology practices through its retail pharmacy locations. These services include compounding and dispensing pharmaceuticals for a fixed or cost plus fee.

During 1996, the Company executed a strategy of diversification into physician practice management and subsequently affiliated with 43 physicians in 12 medical oncology practices in Florida and Tennessee. Pursuant to Service Agreements, the Company provides management services that extend to all nonmedical aspects of the operations of the affiliated practices. The Company is responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. As further described below, the Company has terminated certain Service Agreements and is currently affiliated with 28 physicians in 5 medical oncology practices.

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

In the first quarter of 2001, the Company began negotiating the termination of a three-physician practice in Florida. These negotiations resulted from several contractual disagreements between the practice and the Company. Although the termination is probable, the financial terms have not been agreed upon and therefore the financial impact of any potential termination is not currently estimable. In addition, the Company is currently negotiating the termination of another three-physician practice in Florida.

From time to time, the Company and its affiliated physicians disagree on the interpretation of certain provisions of the Service Agreements. The Company has one pending arbitration proceeding and recently received a ruling on another case. The pending arbitration matter relates to a dispute over the methodology utilized for certain financial calculations provided for in the Service Agreement. The dispute is generally related to the timing of recording certain adjustments that affect the calculation of the Company's service fee and physician compensation. The Company and affiliated physician are currently engaged in settlement discussions related to this issue. The arbitration ruling received by the Company addressed issues related to the economic feasibility of certain capital expenditures. In this matter, the arbitrator ruled that outlays by the Company for capital expenditures are subject to economic feasibility standards. However, the Company was required to expand the office space for this particular practice that will result in build out expenses of approximately $215,000 and additional future rent obligations. This arbitration ruling is currently subject to the automatic stay provided for under Chapter 11 of the United States Bankruptcy Code and will likely be resolved in the context of the bankruptcy proceedings.

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

During the second quarter of 2000, the Centers for Medicare and Medicaid Services ("CMS" -- fka the Health Care Financing Administration), which oversees the Medicare program, announced its intent to adjust certain pharmaceutical reimbursement mechanisms. CMS targeted dozens of drugs, principally those used for the treatment of cancer and AIDS. More specifically, Medicare utilizes the average wholesale price ("AWP") of pharmaceuticals as the benchmark for reimbursement. It is CMS's stated position that some drug companies are reporting artificially inflated AWPs to industry guides that are used for government-reimbursement purposes resulting in overpayments by Medicare and excess profits for physicians and other providers. CMS's investigation into inflated AWPs is ongoing.

On September 8, 2000, CMS announced that the previously reported reductions in reimbursement rates for oncology drugs would not be fully implemented pending a comprehensive study to develop more accurate reimbursement methodologies for cancer therapy services. However, CMS did encourage its intermediaries to adopt a new fee schedule for selected chemotherapy agents. To date, the Company has not experienced any reduction in reimbursement levels related to these chemotherapy agents. However, should any of these reimbursement changes occur, it could have a material adverse effect on reimbursement for certain pharmaceutical products utilized by the Company's affiliated physicians in the practice management division. Consequently, the Company's management fee in its practice management relationships could be materially reduced. Given the dynamic nature of the proposed changes, the Company is currently not able to reasonably estimate their financial impact.

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

RESULTS OF OPERATIONS

Net revenue decreased 11% to $30.9 million for the quarter ended June 30, 2001, compared to $34.6 million for the quarter ended June 30, 2000. The $2.5 million, or 68%, decrease in IMPACT Center revenue was offset by a $1.4 million, or 12%, increase in pharmaceutical sales to physicians. Practice management service fees decreased $2.5 million, or 13%, for the quarter ended June 30, 2001. Net revenue was $62.5 million for the six months ended June 30, 2001, compared to $70.2 million for the same period in 2000. IMPACT Center revenue decreased by $4.9 million, or 60%, and clinical research revenue decreased by $0.2 million, or 63%. Pharmaceutical sales to physicians increased $1.9 million, or 8%. Practice management service fees decreased $4.5 million, or 11%.

The decrease in IMPACT Center revenue continues to reflect the confusion and related pullback in breast cancer admissions resulting from the high dose chemotherapy/breast cancer study results presented at ASCO in May 1999. In addition, the Company experienced a decline in insurance approvals on high dose referrals obtained. The increase in pharmaceutical sales to physicians is due to growth and increased drug utilization by the physicians serviced under these agreements and the addition of one pharmacy management contract effective February 1, 2001, but was tempered by the termination of pharmaceutical sales agreements with two physician practices effective July 1, 2000. The decrease in practice management service fees is primarily due to the termination and sale of related assets of a certain Service Agreement effective February 1, 2001. Net revenue on a same-practice basis increased 14%, or $2.1 million, for the second quarter of 2001 and increased 9%, or $2.7, million for the six months ended June 30, 2001.

Clinical research revenue decreased primarily as a result of a decline in the number of research studies being conducted by the Company and a decrease in patient accruals on open studies. The Company is currently winding down its standard and high dose chemotherapy clinical trials and has signed a letter of intent to sell the assets and research infrastructure of its clinical research segment to a third-party. The transaction contemplated in the letter of intent is not expected to result in a material gain or loss to the Company.

Salaries and benefits costs decreased $1.5 million, or 28%, from $5.3 million for the second quarter of 2000 to $3.8 million in 2001. For the six months ended June 30, salaries and benefits costs decreased $2.4 million, or 22%, from $10.8 million in 2000 to $8.4 million for the same period in 2001. The decrease is primarily due to the termination of certain Service Agreements, the closing of various IMPACT Centers and a reduction in corporate and central business office staffing.

Pharmaceuticals and supplies expense is substantially unchanged, and decreased $1.3 million, or 3%, for the quarter and six months ended June 30, 2001 as compared to the same periods in 2000. The decrease is primarily related to lower IMPACT Center volumes and a decrease in physician practice management volumes due to the termination of a certain Service Agreement, tempered by an increase in pharmaceutical sales to physicians, thus causing a decrease in the overall operating margin. Pharmaceuticals and supplies expense as a percent of net revenue was 77% and 69% for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, pharmaceuticals and supplies expense as a percentage of net revenue was 75% and 68%, respectively. The increase as a percentage of net revenue is due to the lower margin associated with the increased pharmaceutical sales to physicians as well as general price increases in pharmaceuticals in the practice management division.

General and administrative expenses, excluding reorganization costs, increased $20,000, or 2%, from the second quarter of 2000 to the second quarter of 2001. For the six months ended June 30, general and administrative expenses, excluding reorganization costs, increased $0.4 million, or 15%, from $2.7 million in 2000 to $3.1 million for the same period in 2001. The increase is primarily due to the effect of increased expenses for professional services, principally legal and consulting fees related to the Company's restructuring efforts, partially offset by decreased administrative expenses due to the closure of various IMPACT Centers and the termination of certain Service Agreements.

Other operating expenses decreased $1.0 million, or 46%, from $2.2 million for the second quarter of 2000 to $1.2 million for the second quarter of 2001. For the six months ended June 30, other operating expenses decreased $1.7 million, or 36%, from $4.7 million in 2000 to $3.0 million for the same period in 2001. Other operating expenses consist primarily of medical director fees, purchased services related to global case rate contracts, rent expense, and other operational costs. The decrease is primarily due to the closure of various IMPACT Centers and lower purchased services and physician fees as a result of lower IMPACT and cancer research volumes as compared to the quarter and six months ended June 30, 2000.

Reorganization costs for the quarter and six months ended June 30, 2001, consist of legal fees incurred as a result of the bankruptcy filing.

For the three months ended June 30, 2001, all operating and general expenses (including reorganization costs) other than those related to pharmaceuticals and supplies were reduced by $1.9 million, or 22%, as compared with those for the three months ended June 30, 2000. For the six months ended June 30, 2001, all operating and general expenses (including reorganization costs) other than those related to pharmaceuticals and supplies were reduced by $3.1 million, or 17%, as compared to with those for the six months ended June 30, 2000. These reductions reflect cost reduction and containment steps put in place in the first quarter of 2000, the closure of IMPACT Centers, lower patient volumes and the termination of certain Service Agreements, tempered by increased costs for professional services, principally legal and accounting fees, related to the Company's restructuring efforts and bankruptcy filing.

Depreciation and amortization decreased $0.3 million, or 27%, from $1.1 million for the second quarter of 2000 to $0.8 million for the second quarter of 2001. For the six months ended June 30, depreciation and amortization decreased $0.5 million, or 22%, from $2.3 million in 2000 to $1.8 million in 2001. This decrease is primarily due to the termination of certain Service Agreements.

EBITDA (earnings before interest, taxes, depreciation and amortization) decreased $1.9 million, or 106%, to ($0.1) million for the quarter ended June 30, 2001 as compared to $1.8 million for the quarter ended June 30, 2000. For the six months ended June 30, EBITDA decreased $3.2 million, or 97%, to $0.1 million in 2001, as compared to $3.3 million for the same period in 2000. EBITDA from the IMPACT services segment decreased $0.8 million, or 160%, and $1.7 million, or 131%, for the quarter and six months ended June 30, 2001 as compared to the same periods in 2000. The decrease is primarily due to a decrease in referral volumes and high dose chemotherapy procedures. EBITDA from the physician practice management segment decreased 25% for the quarter ended June 30, 2001 and 28% for the six months ended June 30, 2001 as compared to the same periods in 2000. The decrease in EBITDA is principally due to increases in pharmaceutical and supply costs, the termination of certain Service Agreements, and the modification of financial terms of certain Service Agreements.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company's working capital totaled $8.1 million, with current assets of $40.8 million and current liabilities (excluding liabilities subject to settlement under reorganization proceedings of $18.9 million) of $32.7 million. Cash and cash equivalents represented $9.3 million of the Company's current assets. Positive working capital is primarily attributable to the change in balance sheet classification of amounts subject to settlement under reorganization proceedings, as further described below.

Cash provided by operating activities was $7.4 million in the first six months of 2001 compared to $1.7 million for the same period in 2000. This increase is largely attributable to a reduction in amounts due from affiliated physician groups resulting from the sale proceeds and recovery of working capital associated with the asset sale and concurrent termination of a Service Agreement in the first quarter of 2001. The increase is also due to the timing of inventory purchases and payments of accounts payable and accrued expenses.

Cash provided by investing activities was $30,000, principally related to proceeds from the sale of equipment, for the six months ended June 30, 2001. Cash used in investing activities was $0.5 million, principally related to the purchase of equipment, for the six months ended June 30, 2000.

Cash used in financing activities was $5.5 million for the six months ended June 30, 2001 and $1.7 million for the same period in 2000. This increase is primarily attributable to distributions to joint venture partners and additional principal payments on notes payable during the first six months of 2001 as compared to the same period in 2000.

Under the terms of the Bankruptcy case, liabilities in the amount of $18.9 million are subject to settlement under reorganization proceedings. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

Since the filing of the bankruptcy petitions, the Company has been operating under various interim cash collateral orders whereby the Company is authorized to utilize cash according to cash budgets approved by the Bankruptcy Court. The Company's current cash collateral order extends through September 28, 2001. The Company is currently negotiating a longer-term cash collateral order with its lenders, with such motion set for hearing on the day the current interim order expires. The Company's historical cash flow since the filing of the petitions and current cash budgets indicate more than sufficient liquidity to fund its operations during the aforementioned periods.

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

With the Company's March 29, 2001 Chapter 11 bankruptcy filing, any potential future revisions to the Credit Facility are subject to Chapter 11 reorganization processes (described elsewhere in conjunction with discussion of the filing). There can be no assurances as to the form of such revisions (if any) or their impact on the Company's financial position or continued business viability. Additionally, as of the date of the bankruptcy filing, the Company was in technical default under the terms of the Credit Facility. Consistent with all of the above-described factors, the Company has classified all amounts due under the Company's Credit Facility as current. At June 30, 2001, $29.2 million aggregate principal was outstanding under the Credit Facility with an interest rate of approximately 7.3%.

The Company enters into LIBOR-based interest rate swap agreements ("Swap Agreement") with the Company's lender as required by the terms of the Credit Facility. In June 2000, the Company entered into a new Swap Agreement effective July 1, 2000. Amounts hedged under this most recent Swap Agreement accrue interest at the difference between 7.24% and the ninety-day LIBOR rate and are settled quarterly. The Company has hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement matured on July 1, 2001 and has not been renewed. The Company has reviewed the applicability and implications of SFAS No. 133 for the Company's financial instruments. The sole derivative instrument to which the accounting prescribed by the Statement is applicable is the Swap Agreement described above. The Company recorded a cumulative adjustment charge in implementing SFAS No. 133 in the first quarter of 2001 of approximately $100,000 in recognition of the reported fair value of the Swap Agreement. Because of immateriality, the cumulative adjustment has been reported in interest expense in the accompanying consolidated statements of operations for the three and six months ended June 30, 2001.

Long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations consummated in 1996. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $11.50 to $16.97. The unpaid principal amount of the notes was $0.8 million at June 30, 2001.

The Company is committed to future minimum lease payments under operating leases of approximately $13.4 million for administrative and operating facilities. Such commitments may be further reduced as a result of the rejection of certain real property leases in the context of the bankruptcy proceedings.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires that standards be developed for the privacy and protection of individually identifiable health information. As directed by HIPAA, the federal government proposed detailed regulations to protect individual health information that is maintained or transmitted electronically from improper access, alteration or loss. The transactions and code sets standards and privacy standards were finalized effective October 2000 and April 2001, respectively. The Company will be required to comply with the new standards 24 months after their respective effective dates of adoption. The Company is currently assessing preliminary HIPAA issues, with detailed compliance and integration measures taking place in 2002 and 2003.

Because only certain elements of the HIPAA regulations have been finalized, the Company has not been able to determine the impact of the new standards on its financial position or results. The Company does expect to incur costs to evaluate and implement the rules, particularly related to the modification of its medical billing systems, and will be actively evaluating such costs and their impact on its financial position and operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling of interests method, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill (and equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized identifiable intangible assets in the amount of $42.1 million which will be subject to the transitional provisions of Statements 141 and 142. Amortization expense related to identifiable intangible assets was $3.0 million and $1.1 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this filing are forward-looking statements that involve a number of risks and uncertainties. The actual future results of the Company could differ significantly from those statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
(i) a continued decline in high dose chemotherapy referrals due to the high dose chemotherapy breast cancer results; (ii) difficulty in transitioning operating responsibilities to members of senior management; (iii) continued decline in margins for cancer drugs; (iv) reductions in third-party reimbursement from managed care plans and private insurance resulting from stricter utilization and reimbursement standards; (v) the inability of the Company to recover all or a portion of the carrying amounts of the cost of service agreements, resulting in an additional charge to earnings; (vi) the Company's dependence upon its affiliations with physician practices, given that there can be no assurance that the practices will remain successful or that key members of a particular practice will remain actively employed; (vii) changes in government regulations;
(viii) risk of professional malpractice and other similar claims inherent in the provision of medical services; (ix) the Company's dependence on the ability and experience of its executive officers; (x) the Company's inability to raise additional capital or refinance existing debt; (xi) numerous uncertainties introduced as a part of the Bankruptcy filings which may affect the Company's businesses, results of operations and prospects; and (xii) issues related to the implementation of the Company's new business plan. The Company cautions that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

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

The Company was also a party to a LIBOR based interest rate swap agreement ("Swap Agreement"), effective date July 1, 2000, with the Company's lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrue interest at the difference between 7.24% and the ninety-day LIBOR rate and are settled quarterly. The Swap Agreement matured July 1, 2001 and has not been renewed. The Company does not enter into derivative or interest rate transactions for speculative purposes.

At June 30, 2001, $29.2 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 7.3%. The Company does not have any other material market-sensitive financial instruments.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on July 10, 2001, the following proposals were adopted by the margins indicated:

(1) To elect two Class I directors to serve three-year terms ending in 2004, two Class II directors to serve two-year terms ending in 2003, and three Class III directors to serve one year terms ending in 2002.

         CLASS I DIRECTORS:             Votes For           Votes Withheld
                                        ----------          --------------
         William H. West, M.D.          10,092,517              252,498
         Frank Bumstead                 10,085,047              259,968

         CLASS II DIRECTORS:            Votes For           Votes Withheld
                                        ----------          --------------
         P. Anthony Jacobs              10,095,114              249,901
         Lawrence N. Kugelman           10,091,213              253,802

         CLASS III DIRECTORS:           Votes For           Votes Withheld
                                        ----------          --------------
         Anthony M. LaMacchia           10,096,054              248,961
         W. Thomas Grant, II            10,088,482              256,533
         James R. Seward                10,023,012              322,003

(2) Ratification of selection of KMPG, LLP as the Company's independent auditors for the 2001 fiscal year.

                        Votes For     Votes Against   Abstain
                        -----------   ----------      -------
                        10,263,531        59,579       21,905

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         10(z) Employment Agreement and Amendment No. 1 thereto between Registrant and Peter A. Stark

         10(aa) Amendment No. 1 to Employment Agreement between Registrant and Anthony M. LaMacchia

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


                                    RESPONSE ONCOLOGY, INC.



                                    By: /s/ Anthony M. LaMacchia
                                        ----------------------------------------
                                        Anthony M. LaMacchia
                                        President and
                                        Chief Executive Officer

                                        Date:  August 20, 2001



                                    By: /s/ Peter A. Stark
                                        ----------------------------------------
                                        Peter A. Stark
                                        Executive Vice President and
                                        Chief Financial Officer

                                        Date: August 20, 2001