Form 10-Q
period 2001-09-30
RESPONSE ONCOLOGY INC
filed 2001-11-14
CIK 763098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the quarterly period ended September 30, 2001 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the transition period from           to
                                                          ---------    --------

                           Commission file number 0-15416
                                                  -------

                             RESPONSE ONCOLOGY, INC.
             (Exact name of registrant as specified in its charter)

              Tennessee                                           62-1212264
  ------------------------------------                       ------------------
    (State or Other Jurisdiction                             (I. R. S. Employer
  of Incorporation or Organization)                          Identification No.)

  1805 Moriah Woods Blvd., Memphis, TN                              38117
  ------------------------------------                           ----------
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

Common Stock, $.01 Par Value, 12,290,764 shares as of November 8, 2001.

INDEX


                                                                                                                        Page
                                                                                                                        ----
PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Balance Sheets,
                    September 30, 2001 and December 31, 2000..............................................................3

                    Consolidated Statements of Operations
                    for the Three Months Ended
                    September 30, 2001 and September 30, 2000.............................................................5

                    Consolidated Statements of Operations
                    for the Nine Months Ended
                    September 30, 2001 and September 30, 2000.............................................................6

                    Consolidated Statements of Cash Flows
                    for the Nine Months Ended
                    September 30, 2001 and September 30, 2000.............................................................7

                    Notes to Consolidated
                    Financial Statements..................................................................................8

Item 2.             Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations........................................................................................14

Item 3.             Quantitative and Qualitative Disclosures
                    About Market Risk....................................................................................24

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings....................................................................................24

Item 2.             Changes in Securities and Use of Proceeds............................................................24

Item 3.             Defaults Upon Senior Securities......................................................................24

Item 4.             Submission of Matters to a Vote of Security Holders..................................................24

Item 5.             Other Information....................................................................................25

Item 6.             Exhibits and Reports on Form 8-K.....................................................................25

Signatures...............................................................................................................26

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except for share data)

                                                                                  September 30, 2001    December 31, 2000
                                                                                     (Unaudited)             (Note 2)
                                                                                  ------------------    -----------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                         $ 8,298               $ 7,327
     Accounts receivable, less allowance for doubtful accounts
           of $3,874 and $3,489                                                          8,985                 9,469
     Pharmaceuticals and supplies                                                        4,178                 3,702
     Prepaid expenses and other current assets                                           3,319                 3,529
     Due from affiliated physician groups                                               12,472                19,121
     Deferred income taxes                                                                  --                 1,168
                                                                                       -------               -------
         TOTAL CURRENT ASSETS                                                           37,252                44,316
                                                                                       -------               -------

Property and equipment, net                                                              2,168                 3,212
Management service agreements, less accumulated amortization of
     $9,290 and $7,685                                                                  42,626                44,231
Other assets                                                                               314                   654
                                                                                       -------               -------
         TOTAL ASSETS                                                                  $82,360               $92,413
                                                                                       =======               =======

Continued:

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except for share data)

Continued:

                                                                                           September 30, 2001     December 31, 2000
                                                                                              (Unaudited)             (Note 2)
                                                                                           ------------------     -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                          $     577             $  14,665
     Accrued expenses and other liabilities                                                        1,960                 4,581
     Current portion of notes payable                                                                 --                34,509
     Current portion of capital lease obligations                                                     --                   277
                                                                                               ---------             ---------
         TOTAL CURRENT LIABILITIES                                                                 2,537                54,032

NON-CURRENT LIABILITIES
     Capital lease obligations, less current portion                                                  --                   303
     Deferred income taxes                                                                           688                 3,525
     Minority interest                                                                               481                 1,164
                                                                                               ---------             ---------
            TOTAL NON-CURRENT LIABILITIES                                                          1,169                 4,992

LIABILITIES SUBJECT TO SETTLEMENT UNDER
      REORGANIZATION PROCEEDINGS
      Accounts payable                                                                            15,654                    --
      Accrued expenses and other liabilities                                                       2,065                    --
      Secured notes payable                                                                       29,199                    --
      Subordinated notes payable                                                                     756                    --
      Capital lease obligations                                                                      390                    --
                                                                                               ---------             ---------
            TOTAL LIABILITIES SUBJECT TO SETTLEMENT
                   UNDER REORGANIZATION PROCEEDINGS                                               48,064                    --

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $1.00 par value (aggregate involuntary liquidation preference $183) authorized 3,000,000
            shares; issued and outstanding 16,631 shares at each period end                           17                    17
     Common stock, $.01 par value, authorized 30,000,000 shares;
            issued and outstanding 12,290,764 at each period end                                     123                   123
     Paid-in capital                                                                             102,011               102,011
     Accumulated deficit                                                                         (71,561)              (68,762)
                                                                                               ---------             ---------
                                                                                                  30,590                33,389
                                                                                               ---------             ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  82,360             $  92,413
                                                                                               =========             =========

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollar amounts in thousands except for share data)

                                                                        Three Months Ended
                                                              --------------------------------------
                                                              September 30,            September 30,
                                                                  2001                     2000
                                                              -------------            -------------
NET REVENUE                                                   $     29,542             $     29,727

COSTS AND EXPENSES
     Salaries and benefits                                           3,437                    5,087
     Pharmaceuticals and supplies                                   23,034                   20,382
     Other operating costs                                           1,288                    1,996
     General and administrative                                        950                    1,558
     Depreciation and amortization                                     875                    1,166
     Interest                                                          480                      892
     Provision for doubtful accounts                                    98                      119
                                                              ------------             ------------
                                                                    30,162                   31,200

REORGANIZATION COSTS                                                   621                       --
                                                              ------------             ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                      (1,241)                  (1,473)
     Minority owners' share of net earnings                           (104)                     (55)
                                                              ------------             ------------

 LOSS BEFORE INCOME TAXES                                           (1,345)                  (1,528)
     Income tax benefit                                               (638)                    (581)
                                                              ------------             ------------

NET LOSS                                                      $       (707)           $        (947)
                                                              ============             ============

LOSS PER COMMON SHARE:
           Basic                                              $      (0.06)            $      (0.08)
                                                              ============             ============
           Diluted                                            $      (0.06)            $      (0.08)
                                                              ============             ============
Weighted average number of common shares:
           Basic                                                12,290,764               12,290,406
                                                              ============             ============
           Diluted                                              12,290,764               12,290,406
                                                              ============             ============

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollar amounts in thousands except for share data)

                                                                         Nine Months Ended
                                                              --------------------------------------
                                                              September 30,            September 30,
                                                                  2001                     2000
                                                              -------------            -------------
NET REVENUE                                                   $     92,015             $     99,952

COSTS AND EXPENSES
     Salaries and benefits                                          11,871                   15,910
     Pharmaceuticals and supplies                                   69,797                   68,450
     Other operating costs                                           4,244                    6,666
     General and administrative                                      4,009                    4,272
     Depreciation and amortization                                   2,710                    3,449
     Interest                                                        2,039                    2,548
     Provision for doubtful accounts                                   625                      405
                                                              ------------             ------------
                                                                    95,295                  101,700
                                                              ------------             ------------

REORGANIZATION COSTS                                                 1,276                       --
                                                              ------------             ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                      (4,556)                  (1,748)
     Minority owners' share of net earnings                           (109)                    (445)
                                                              ------------             ------------

 LOSS BEFORE INCOME TAXES                                           (4,665)                  (2,193)
     Income tax benefit                                             (1,866)                    (830)
                                                              ------------             ------------

NET LOSS                                                      $     (2,799)            $     (1,363)
                                                              ============             ============

LOSS PER COMMON SHARE:
           Basic                                              $      (0.23)            $      (0.11)
                                                              ============             ============
           Diluted                                            $      (0.23)            $      (0.11)
                                                              ============             ============
Weighted average number of common shares:
           Basic                                                12,290,764               12,287,660
                                                              ============             ============
           Diluted                                              12,290,764               12,287,660
                                                              ============             ============

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                                                         Nine Months Ended
                                                                                 ---------------------------------
                                                                                 September 30,       September 30,
                                                                                     2001                2000
                                                                                 -------------       -------------
OPERATING ACTIVITIES
Net loss                                                                           $(2,799)            $(1,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                                      2,710               3,449
  Deferred income taxes                                                             (1,669)               (249)
  Provision for doubtful accounts                                                      625                 405
  Gain on sale of property and equipment                                               (25)                (38)
  Minority owners' share of net earnings                                               109                 445
  Changes in operating assets and liabilities:
    Accounts receivable                                                               (141)              4,310
    Pharmaceuticals and supplies, prepaid expenses and other current
      assets                                                                          (278)              1,520
    Other assets                                                                       267                 113
    Due from affiliated physician groups                                             6,524                 190
    Accounts payable, accrued expenses and other liabilities                         1,992              (3,956)
                                                                                   -------             -------
NET CASH PROVIDED BY OPERATING ACTIVITIES
  BEFORE REORGANIZATION ITEMS                                                        7,315               4,826

OPERATING CASH FLOW FROM REORGANIZATION ITEMS
  Bankruptcy related professional fees paid                                           (824)                 --
                                                                                   -------             -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            6,491               4,826

INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                                         123                  47
  Purchase of equipment                                                               (107)               (579)
                                                                                   -------             -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     16                (532)

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                               --                  32
  Distributions to joint venture partners                                             (792)               (392)
  Principal payments on notes payable                                               (4,554)             (3,071)
  Principal payments on capital lease obligations                                     (190)               (201)
                                                                                   -------             -------
NET CASH USED IN FINANCING ACTIVITIES                                               (5,536)             (3,632)

INCREASE IN CASH AND CASH EQUIVALENTS                                                  971                 662
  Cash and cash equivalents at beginning of period                                   7,327               7,195
                                                                                   -------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 8,298             $ 7,857
                                                                                   =======             =======

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

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

Substantially all of the Company's liabilities as of the filing date ("prepetition liabilities") are subject to settlement under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate its business as debtors-in-possession. Absent approval from the Bankruptcy Court, the Company is prohibited from paying prepetition obligations. The Bankruptcy Court has approved payment of certain prepetition obligations such as employee wages and benefits. Additionally, the Bankruptcy Court has approved the retention of various legal, financial and other professionals. Schedules were filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or subsequently adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. There can be no assurance that any reorganization plan that is effected will be successful.

Under the Code, the Company may elect to assume or reject real property leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court review. Parties affected by such rejections may file prepetition claims with the Bankruptcy Court in accordance with bankruptcy procedures. At this time, because of material uncertainties, prepetition claims are generally carried at face value in the accompanying financial statements. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for the majority of these items. Additionally, the net expense resulting from the Chapter 11 filing by the Company has been segregated and reported as reorganization costs in the consolidated statements of operations for the three and nine months ended September 30, 2001.

Under Chapter 11, the Company continues to conduct business in the ordinary course under the protection of the Bankruptcy Court, while a reorganization plan is developed to restructure its obligations. The Company has until December 17, 2001, to file a reorganization plan. During this period, the Company is continuing discussions with various lending institutions and strategic and financial investors. There can be no assurance that any reorganization plan that is effected will be successful. While the Company intends to file its reorganization plan on or before December 17, 2001, the Company may file a motion seeking to further extend the deadline. If this occurs, there can be no assurances that the time to file the reorganization plan will be extended to the requested date.

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

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

The following table is a summary of net revenue by source for the respective three and nine month periods ended September 30, 2001 and 2000.

                                                     Three Months Ended             Nine Months Ended
                 (In Thousands)                         September 30,                 September 30,
                                                   ----------------------        ----------------------
                                                    2001           2000           2001            2000
                                                   -------        -------        -------        -------
     Net patient service revenue                   $ 1,140        $ 2,661        $ 4,479        $10,921
     Practice management service fees               15,362         18,753         50,099         57,955
     Pharmaceutical sales to physicians             13,010          8,199         37,278         30,618
     Clinical research revenue                          30            114            159            458
                                                   -------        -------        -------        -------
                                                   $29,542        $29,727        $92,015        $99,952
                                                   =======        =======        =======        =======

Net Loss Per Common Share:

A reconciliation of the basic loss per share and the diluted loss per share computation is presented below for the three and nine month periods ended September 30, 2001 and 2000.

(Dollar amounts in thousands except per share data)

                                                          Three Months Ended                     Nine Months Ended
                                                            September 30,                          September 30,
                                                    -----------------------------         -------------------------------
                                                       2001               2000               2001                2000
                                                    ----------         ----------         ----------         ------------
Weighted average shares outstanding                 12,290,764         12,290,406         12,290,764           12,287,660
Net effect of dilutive stock options and
  warrants based on treasury stock
  method                                                    --(A)              --(A)              --(A)                --(A)
                                                    ----------         ----------         ----------         ------------
Weighted average shares and common stock
   equivalents                                      12,290,764         12,290,406         12,290,764           12,287,660
                                                    ==========         ==========         ==========         ============

Net loss                                            $     (707)        $     (947)        $   (2,799)        $     (1,363)
                                                    ==========         ==========         ==========         ============

Diluted per share amount                            $     (.06)        $    (0.08)        $    (0.23)        $      (0.11)
                                                    ==========         ==========         ==========         ============

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

With the Company's March 29, 2001 Chapter 11 bankruptcy filing, any potential future revisions to the Credit Facility are subject to Chapter 11 reorganization processes (described elsewhere in conjunction with discussion of the filing). There can be no assurances as to the form of such revisions (if any) or their impact on the Company's financial position or continued business viability. Additionally, as of the date of the bankruptcy filing, the Company was in technical default under the terms of the Credit Facility. Consistent with all of the above-described factors, the Company has classified all amounts due under the Company's Credit Facility as a liability subject to settlement under reorganization proceedings in the accompanying consolidated balance sheet as of September 30, 2001. The amounts due under the Company's Credit Facility were classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2000. At September 30, 2001, $29.2 million aggregate principal was outstanding under the Credit Facility with an interest rate of approximately 6.8%.

The Company entered into LIBOR-based interest rate swap agreements ("Swap Agreement") with the Company's lender as required by the terms of the Credit Facility. In June 2000, the Company entered into a new Swap Agreement effective July 1, 2000. Amounts hedged under this most recent Swap Agreement accrued interest at the difference between 7.24% and the ninety-day LIBOR rate and were settled quarterly. The Company had hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement terminated upon the filing of the Company's bankruptcy petitions and has not been renewed. The Company has reviewed the applicability and implications of SFAS No. 133 for the Company's financial instruments. The sole derivative instrument to which the accounting prescribed by the Statement is applicable is the Swap Agreement described above. The Company recorded a cumulative adjustment charge in implementing SFAS No. 133 in the first quarter of 2001 of approximately $100,000 in recognition of the reported fair value of the Swap Agreement. Because of immateriality, the cumulative adjustment has been reported in interest expense in the accompanying consolidated statements of operations for the nine months ended September 30, 2001.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based on conversion prices ranging from $11.50 to $16.97. The unpaid principal amount of the notes was $0.8 million at September 30, 2001.

NOTE 4 -- INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of purchased assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains insurance policies that provide coverage during the policy periods ending February 1, 2002, and August 1, 2002, respectively, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $5,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses and, as of September 30, 2001, the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company's financial condition or results of operations.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual audited consolidated financial statements except that the Company does not allocate corporate interest expense, taxes or corporate overhead to the individual segments. Interest expense other than corporate interest expense is allocated to the individual segments. The Company evaluates performance based on profit or loss from operations before income taxes and unallocated amounts. The totals per the schedules below will not and should not agree to the consolidated totals. The differences are due to corporate overhead and other unallocated amounts which are reflected in the reconciliation to consolidated loss before income taxes.

(In thousands)

                                                                        Physician      Cancer
                                                           IMPACT        Practice     Research
                                                          Services      Management    Services         Total
                                                          --------      ----------    --------        -------
For the three months ended September 30, 2001:
Net revenue                                               $14,150        $15,362        $  30         $29,542
Total operating expenses                                   13,881         13,850           69          27,800
                                                          -------        -------        -----         -------
Segment contribution (deficit)                                269          1,512          (39)          1,742
Depreciation and amortization                                  55            724           --             779
                                                          -------        -------        -----         -------
Segment profit (loss)                                     $   214        $   788        $ (39)        $   963
                                                          =======        =======        =====         =======

Segment assets                                            $11,878        $59,408        $ 511         $71,797
                                                          =======        =======        =====         =======

Capital expenditures                                           --        $    46           --         $    46
                                                          =======        =======        =====         =======

                                                                          Physician       Cancer
                                                           IMPACT          Practice      Research
                                                          Services        Management     Services        Total
                                                          --------        ----------     --------       -------
For the three months ended September 30, 2000:
Net revenue                                               $ 10,860         $18,753        $  114        $29,727
Total operating expenses                                    11,120          16,585           109         27,814
                                                          --------         -------        ------        -------
Segment contribution (deficit)                                (260)          2,168             5          1,913
Depreciation and amortization                                  107           1,001            --          1,108
                                                          --------         -------        ------        -------
Segment profit (loss)                                     $   (367)        $ 1,167        $    5        $   805
                                                          ========         =======        ======        =======

Segment assets                                            $ 13,775         $83,516        $1,149        $98,440
                                                          ========         =======        ======        =======

Capital expenditures                                      $     29         $    41            --        $    70
                                                          ========         =======        ======        =======

(In thousands)

Reconciliation of consolidated loss before income taxes:

                                                             2001             2000
                                                            -------         -------
Segment profit                                              $   963         $   805
Unallocated amounts:
  Corporate salaries, general and administrative              1,737           1,372
  Corporate depreciation and amortization                        96              59
  Corporate interest expense                                    475             902
                                                            -------         -------

Loss before income taxes                                    $(1,345)        $(1,528)
                                                            =======         =======

                                                                         Physician      Cancer
                                                          IMPACT          Practice     Research
                                                         Services        Management    Services         Total
                                                         --------        ----------    --------        -------
For the nine months ended September 30, 2001:
Net revenue                                              $ 41,757         $50,099        $ 159         $92,015
Total operating expenses                                   41,921          44,853          201          86,975
                                                         --------         -------        -----         -------
Segment contribution (deficit)                               (164)          5,246          (42)          5,040
Depreciation and amortization                                 247           2,231           --           2,478
                                                         --------         -------        -----         -------
Segment profit (loss)                                    $   (411)        $ 3,015        $ (42)        $ 2,562
                                                         ========         =======        =====         =======

Segment assets                                           $ 11,878         $59,408        $ 511         $71,797
                                                         ========         =======        =====         =======

Capital expenditures                                           --         $    99           --         $    99
                                                         ========         =======        =====         =======

                                                                        Physician      Cancer
                                                          IMPACT         Practice     Research
                                                         Services      Management     Services        Total
                                                         --------      ----------     --------       -------
For the nine months ended September 30, 2000:
Net revenue                                              $41,539        $57,955        $  458        $99,952
Total operating expenses                                  40,523         50,622           446         91,591
                                                         -------        -------        ------        -------
Segment contribution                                       1,016          7,333            12          8,361
Depreciation and amortization                                304          2,975            --          3,279
                                                         -------        -------        ------        -------
Segment profit                                           $   712        $ 4,358        $   12        $ 5,082
                                                         =======        =======        ======        =======

Segment assets                                           $13,775        $83,516        $1,149        $98,440
                                                         =======        =======        ======        =======

Capital expenditures                                     $   180        $   311            --        $   491
                                                         =======        =======        ======        =======

Reconciliation of consolidated loss before income taxes:

                                                              2001            2000
                                                            -------         -------
Segment profit                                              $ 2,562         $ 5,082
Unallocated amounts:
  Corporate salaries, general and administrative              4,955           4,555
  Corporate depreciation and amortization                       232             170
  Corporate interest expense                                  2,040           2,550
                                                            -------         -------

Loss before income taxes                                    $(4,665)        $(2,193)
                                                            =======         =======

Reconciliation of consolidated assets:

                                                 As of September 30,
                                               -----------------------
                                                2001            2000
                                               -------        --------
Segment assets                                 $71,797        $ 98,440
Unallocated amounts:
  Cash and cash equivalents                      8,298           7,857
  Prepaid expenses and other assets              1,757           2,877
  Property and equipment, net                      508             793
                                               -------        --------
Consolidated assets                            $82,360        $109,967
                                               =======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Response Oncology, Inc. and subsidiaries (the "Company") is a comprehensive cancer management company. The Company provides advanced cancer treatment services through outpatient facilities known as IMPACT(R) Centers under the direction of practicing oncologists; compounds and dispenses pharmaceuticals to certain medical oncology practices for a fee; owns the assets of and manages the non-medical aspects of oncology practices; and conducts clinical research on behalf of pharmaceutical manufacturers. As of September 30, 2001, approximately 110 medical oncologists are associated with the Company through these programs.

In order to preserve its operational strength and the assets of its businesses, the Company (including its wholly-owned subsidiaries, but excluding entities that are majority-owned by Response Oncology, Inc.) sought protection under the federal bankruptcy laws by filing a voluntary petition for relief on March 29, 2001, under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, the Company continues to conduct business in the ordinary course under the protection of the Bankruptcy Court, while a reorganization plan is developed to restructure its obligations. The Company has until December 17, 2001, to file a reorganization plan. During this period, the Company is continuing discussions with various lending institutions and strategic and financial investors. There can be no assurance that any reorganization plan that is effected will be successful. While the Company intends to file its reorganization plan on or before December 17, 2001, the Company may file a motion seeking to further extend the deadline. If this occurs, there can be no assurances that the time to file the reorganization plan will be extended to the requested date.

As further discussed throughout this document, the Company sees important threats and opportunities for its businesses requiring management's focused attention over the near-term. The material decline in the Company's IMPACT Center volumes, coupled with continuing contractual issues in its physician practice management segment, have required and will continue to require significant and rapid strategic and operational responses to facilitate the Company's continued viability. The Company's business plan is currently being modified to not only incorporate such responses, but also to explore management's plans to exploit key opportunity areas and more effectively leverage important Company assets, including possibilities to expand and enhance the Company's pharmaceutical services. The extent and likelihood of the expansion of its pharmaceutical services will ultimately be determined in the context of the development of the Company's reorganization plan. Since the filing of the bankruptcy petitions, the Company's primary focus has been, and will continue to be, on stabilizing and maximizing the profitability of the existing business segments. The Company is in discussions with various parties seeking alternative debt and/or equity financing as part of the development of its reorganization plan. In addition, the Company is evaluating the sale of all or part of its business operations. More specifically, the Company is involved in complex negotiations with numerous parties with the overall objective of maximizing recovery for the estate. In particular, the Company is evaluating multiple tentative purchase offers related to certain of its businesses, and continues to negotiate with certain interested parties. While there are no binding agreements in place related to the potential sale of these or any other portions of the Company's business operations, the tentative offers received to-date indicate a wide range of sales proceeds that might be realized by the Company from any potential transaction. Any binding agreement within the price ranges currently being discussed would be for amounts materially less than the existing book value of the Company's management services agreements. Given the fluid nature of these discussions, it is impossible at this juncture to determine what the outcome of these negotiations will ultimately yield. However, the outcome of these negotiations will likely have a material effect on the consolidated financial statements of the Company.

In 1990 the Company began development of a network of specialized IMPACT Centers to provide complex outpatient chemotherapy services under the direction of practicing oncologists. The majority of the therapies provided at the IMPACT Centers entail the administration of high dose chemotherapy coupled with peripheral blood stem cell support of the patient's immune system. At September 30, 2001, the Company's network consisted of 7 IMPACT Centers, including 2 wholly-owned, 3 managed programs, and 2 owned and operated in joint venture with a host hospital. Prior to January 1997, the Company derived substantially all of its revenues from outpatient cancer treatment services through reimbursements from third party payers on a fee-for-service or discounted fee-for-service basis. During 1997, the Company began concentrating its efforts on contracting on a "global case rate" basis where the Company contracts with the appropriate third-party payor to receive a single payment that covers the patient's entire course of treatment at the center and any necessary in-patient care.

In May of 1999, the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology (ASCO). These studies, involving the use of high dose chemotherapy, sparked controversy among oncologists, and, in the aggregate, caused confusion among patients, third-party payers, and physicians about the role of high dose chemotherapy in the treatment of breast cancer. Since the release of these data, the Company's high dose business has slowed significantly, which has necessitated the closing of multiple Centers as discussed below. As a result, related procedures decreased 49% in 2000 as compared to 1999 and 58% in the first nine months of 2001 as compared to the same period in 2000. High dose procedures in the Company's wholly-owned IMPACT Centers decreased 70% in the first nine months of 2001 as compared to the same period in 2000, while procedures in the Company's managed and joint venture Centers decreased 55% and 7%, respectively. The Company closed 30 IMPACT Centers since the third quarter of 2000 due to decreased patient volumes. On an ongoing basis, the Company evaluates the economic feasibility of the centers in its IMPACT network, and it is likely that additional closures will take place in the fourth quarter of 2001.

While additional data presented at the 2000 ASCO annual meeting appeared to somewhat clarify the role of high dose therapies for breast cancer and indicated favorable preliminary results, the Company has not experienced an increase in referrals for breast cancer patients nor does the Company expect this trend to reverse in the foreseeable future. Because of the significance of this negative trend to the Company's IMPACT Center volumes, the Company is actively evaluating the best fashion in which to leverage the IMPACT Center network. This evaluation includes the exploration of opportunities to deliver high dose therapies against diseases other than breast cancer; however, there can be no assurance that other such diseases and related treatment protocols can be identified, implemented, and/or effectively managed through the existing network, especially given the significant reduction in the number of Centers. Continuing declines in high dose therapy volumes and/or an inability to develop new referral lines or treatment options for the network that result in increased non-breast cancer volumes will adversely affect the financial results of this line of business. Such adverse results would likely require that the Company evaluate potential additional closures of individual IMPACT Centers in the network.

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

Each Service Agreement contains a liquidated damages provision binding the physician practice and the principals thereof in the event the Service Agreement is terminated "for cause" by the Company. The liquidated damages are a declining amount, equal in the first year to the purchase price paid by the Company for practice assets and declining over a specified term. Principals are relieved of their individual obligations for liquidated damages only in the event of death, disability, or retirement at a predetermined age. Each Service Agreement provides for the creation of an oversight committee, a majority of whose members are designated by the practice. The oversight committee is responsible for developing management and administrative policies for the overall operation of each clinic. However, under each Service Agreement, the affiliated practice remains obligated to repurchase practice assets, typically including intangible assets, in the event the Company terminates the Service Agreement for cause.

In February 1999 and April 1999, respectively, the Company announced that it had terminated its Service Agreements with Knoxville Hematology Oncology Associates, PLLC, and Southeast Florida Hematology Oncology Group, P.A., two of the Company's three underperforming net revenue model relationships. Since these were not "for cause" terminations initiated by the Company, the affiliated practices were not responsible for liquidated damages. In 1998 the Company recorded an impairment charge related to the three Service Agreements in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"). The structure of these contracts failed over time to align the physician and Company incentives, producing deteriorating returns and/or negative cash flows to the Company. The Company is currently negotiating the termination of the Service Agreement with the third physician group. As previously stated, the intangible asset related to this Service Agreement was written-off pursuant to SFAS No. 121 in 1998.

In the fourth quarter of 1999, the Company terminated its Service Agreement with one single-physician practice in Florida. This termination was initiated on a "for cause" basis and the Company is still pursuing recovery of liquidated damages. During the same period, the Company began negotiations to terminate another Service Agreement with a single-physician practice. Since this was not a "for cause" termination initiated by the Company, the affiliated practice was not responsible for liquidated damages. The Company experienced deteriorating returns on this particular Service Agreement and concluded that continuing the relationship was not economically feasible. At December 31, 1999, the Company had recorded an impairment charge related to both Service Agreements and associated assets. The Company terminated the second Service Agreement in April of 2000.

In the fourth quarter of 2000, the Company began negotiating, in response to certain contract disputes, to sell the assets of Oncology/Hematology Group of South Florida, P.A. ("OHGSF") to the existing physician group. Concurrent with the sale of the assets, the Service Agreement was terminated, and the parties signed a pharmacy management agreement for the Company to provide turnkey pharmacy management services to the practice. The sale and pharmacy management agreement were completed and effective February 1, 2001. At December 31, 2000, the Company adjusted the Service Agreement and associated assets to their net realizable value as measured by the termination and sale agreement.

In the first quarter of 2001, the Company began negotiating the termination of a three-physician practice in Florida. These negotiations resulted from several contractual disagreements between the practice and the Company. Although the termination is probable, the financial terms have not been agreed upon and therefore the financial impact of any potential termination is not currently estimable. The net book value of the Service Agreement related to this physician group as of September 30, 2001, is approximately $2.7 million.

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

The filing of the voluntary bankruptcy petitions by the Company were technical defaults under the terms of the Service Agreements. However, such provisions are not enforceable under the Bankruptcy Code and the affiliated practices are stayed from terminating their agreements for cause because of the bankruptcy filings. However, before the Service Agreements can be assumed by the Company, any alleged prepetition breaches have to be cured by the Debtor.

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

On September 21, 2001, a joint Health and Oversight and Investigations subcommittee investigative hearing was held further examining the Medicare drug reimbursement program. In addition, during September 2001, the United States General Accounting Office ("GAO") issued it report to Congressional Committees on the matter. In general, based on findings that payments for covered outpatient drugs exceeded the provider's cost, the GAO recommended "that the Administrator of CMS take steps to begin reimbursing providers for part-B covered drugs and related services at levels reflecting providers' acquisition costs using information about actual market transaction prices". Neither the effective date of such reimbursement changes nor the exact drugs and reimbursement methodology changes has been established. Given the dynamic nature of the proposed changes, the Company is currently not able to reasonably estimate their financial impact, but any such decreases in reimbursement rates could have a material adverse effect on the Company's operations.

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

On July 31, 2001, the Bankruptcy Court approved the establishment of an Employee Retention Plan ("ERP") by the Company in order to provide monetary incentives for certain employees to remain with the Company during its restructuring efforts. The ERP also provides severance benefits for certain employees in the event of a "without cause" termination. In addition, amendments to certain employment agreements of officers of the Company were approved. Pursuant to these court orders, approximately $950,000 was placed in escrow for the benefit of various employees and officers related to the stay bonus components of the ERP and employment contracts. This amount is reflected in cash and cash and equivalents as of September 30, 2001. The aggregate contingent liability of the ERP and employment contracts is approximately $1.0 million as of September 30, 2001.

RESULTS OF OPERATIONS

Net revenue decreased 1% to $29.5 million for the quarter ended September 30, 2001, compared to $29.7 million for the quarter ended September 30, 2000. The $1.5 million, or 57%, decrease in IMPACT Center revenue and $3.4 million, or 18%, decrease in practice management service fees was partially offset by a $4.8 million, or 59%, increase in pharmaceutical sales to physicians. Net revenue was $92.0 for the nine months ended September 30, 2001, compared to $100.0 million for the same period in 2000. IMPACT Center revenue decreased by $6.4 million, or 59%, and clinical research revenue decreased by $.3 million, or 65%. Pharmaceutical sales to physicians increased $6.7 million, or 22%. Practice management service fees decreased $7.9 million, or 14%.

The decrease in high dose chemotherapy revenues continues to reflect the confusion and related pullback in breast cancer admissions resulting from the high dose chemotherapy/breast cancer study results presented at ASCO in May 1999. In addition, the Company experienced a decline in insurance approvals on the high dose referrals obtained and closed 30 Centers since September 30, 2000. The increase in pharmaceutical sales to physicians for the nine months ended September 30, 2001 is due to growth and increased drug utilization by the physicians serviced under these agreements and the addition of one pharmacy management contract effective February 1, 2001, but was tempered by the termination of pharmaceutical sales agreements with two physician practices effective July 1, 2000. Furthermore, the Company received notice of termination of one additional pharmacy management contract effective September 30, 2001. The decrease in practice management service fees is primarily due to the termination and sale of related assets of a certain Service Agreement effective February 1, 2001. Net revenue on a same-practice basis increased 4%, or $21,000, for the third quarter of 2001 and remained relatively unchanged for the nine months ended September 30, 2001.

Clinical research revenue decreased primarily as a result of a decline in the number of research studies being conducted by the Company and a decrease in patient accruals on open studies. During the third quarter of 2001, the Company concluded and/or terminated its remaining standard and high dose chemotherapy clinical trials and sold the assets and research infrastructure of its clinical research segment to a third-party. The transaction did not result in a material gain or loss to the Company, and is still pending Bankruptcy Court approval.

Salaries and benefits costs decreased $1.7 million, or 32%, from $5.1 million for the third quarter of 2000 to $3.4 million in 2001. For the nine months ended September 30, salaries and benefits costs decreased $4.0 million, or 25%, from $15.9 million in 2000 to $11.9 million for the same period in 2001. The decrease is primarily due to the termination of certain Service Agreements, the closing of various IMPACT Centers and a reduction in corporate and central business office staffing.

Pharmaceuticals and supplies expense increased $2.7 million, or 13%, and $1.3 million, or 2%, for the quarter and nine months ended September 30, 2001 as compared to the same periods in 2000. The increase is primarily related to increased volume in pharmaceutical sales to physicians and greater utilization of new chemotherapy agents with higher costs in the practice management division, thus causing a decrease in the overall operating margin. Pharmaceuticals and supplies as a percent of net revenue was 78% and 69% for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, pharmaceuticals and supplies expense as a percentage of net revenue was 76% and 68%, respectively. The increase as a percentage of net revenue is due to the lower margin associated with the increased pharmaceutical sales to physicians as well as general price increases in pharmaceuticals in the practice management division.

General and administrative expenses, excluding reorganization costs, decreased $.6 million, or 39%, from the third quarter of 2000 to the third quarter of 2001. For the nine months ended September 30, general and administrative expenses, excluding reorganization costs, decreased $.3 million, or 6%, from $4.3 million in 2000 to $4.0 for the same period in 2001. The decrease is primarily due to decreased administrative expenses due to the closure of various IMPACT Centers and the termination of certain Service Agreements.

Other operating expenses decreased $.7 million, or 35%, from $ 2.0 million for the third quarter of 2000 to $1.3 million for the third quarter of 2001. For the nine months ended September 30, other operating expenses decreased $2.4 million, or 36%, from $6.7 million in 2000 to $4.2 million for the same period in 2001. Other operating expenses consist primarily of medical director fees, purchased services related to global case rate contracts, rent expense, and other operational costs. The decrease is primarily due to the closure of various IMPACT Centers and lower purchased services and physician fees as a result of lower IMPACT and cancer research volumes as compared to the quarter and nine months ended September 30, 2000.

Reorganization costs for the quarter and nine months ended September 30, 2001, primarily consist of legal and consulting fees incurred as a result of the bankruptcy filing.

For the third quarter of 2001, all operating and general expenses (including reorganization costs) other than those related to pharmaceuticals and supplies were reduced by $2.3 million, or 27%, as compared with those of the third quarter of 2000. For the nine months ended September 30, 2001, operating and general expenses (including reorganization costs) other than those for pharmaceuticals and supplies, were reduced by $5.4 million, or 20%, over those of the first nine months of 2000. These reductions reflect cost reduction and containment steps put in place in the first quarter of 2000, the closure of various IMPACT Centers, lower patient volumes, and the termination of certain Service Agreements, tempered by increased costs for professional services, principally legal and accounting fees, related to the Company's restructuring efforts and bankruptcy filing.

Depreciation and amortization decreased $.3 million, or 25%, from $1.2 million for the third quarter of 2001 to $.9 million for the third quarter of 2001. For the nine months ended September 30, depreciation and amortization decreased $.7 million, or 21%, from $3.4 million in 2000 to $2.7 million in 2001. This decrease is primarily due to the termination of certain Service Agreements.

EBITDA (earnings before interest, taxes, depreciation and amortization) decreased $.5 million, or 98%, to $10,000 for the quarter ended September 30, 2001 as compared to $.5 million for the quarter ended September 30, 2000. For the nine months ended September 30, EBITDA decreased $3.7 million, or 98%, to $84,000 in 2001, as compared to $3.8 million for the same period in 2000. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income (loss) from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of the Company's operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

The reduction in EBITDA is principally due to the decrease in IMPACT Center and cancer research volumes as compared to the same periods in 2000, as well as the termination of certain Service Agreements. EBITDA from the IMPACT services segment increased $.5 million, or 203% for the quarter ended September 30, 2001, and decreased $1.2 million, or 116%, for the nine months ended September 30, 2001 as compared to the same periods in 2000. The increase for the quarter ended September 30, 2001 as compared to the same quarter in 2000 is primarily due to growth in pharmaceutical sales to physicians. The decrease for the nine months ended September 30, 2001 as compared to the same period in 2000 is primarily due to the net effect of an increase in pharmaceutical sales to physicians and a decrease in breast cancer referral volumes and high dose chemotherapy procedures. In addition, the Company experienced a decline in insurance approvals on the high dose referrals obtained. EBITDA from the physician practice management segment decreased 30% for the quarter ended September 30, 2001 and 28% for the nine months ended September 30, 2001 as compared to the same periods in 2000. The decrease is principally due to increases in pharmaceutical and supply costs, the termination of certain Service Agreements, and the modification of financial terms of certain Service Agreements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's working capital totaled $34.7 million with current assets of $37.2 million and current liabilities (excluding liabilities subject to settlement under reorganization proceedings of $48.1 million) of $2.5 million. Cash and cash equivalents represented $8.3 million of the Company's current assets. As noted above, approximately $950,000 of the Company's cash and cash equivalents as of September 30, 2001, is escrowed pursuant to the Company's employee retention plan that was approved by the Bankruptcy Court in the third quarter of 2001. Positive working capital is primarily attributable to the change in balance sheet classification of amounts subject to settlement under reorganization proceedings, as further described below.

Cash provided by operating activities was $6.5 million in the first nine months of 2001 compared to $4.8 million for the same period in 2000. This increase is largely attributable to a reduction in amounts due from affiliated physician groups resulting from the sale proceeds and recovery of working capital associated with the asset sale and concurrent termination of a Service Agreement in the first quarter of 2001. The increase is also due to the timing of inventory purchases and payments of accounts payable and accrued expenses.

Cash provided by investing activities was $16,000, principally related to the proceeds from the sale of equipment for the nine months ended September 30, 2001. Cash used in investing activities was $0.5 million, principally related to the purchase of equipment, for the nine months ended September 30, 2000.

Cash used in financing activities was $5.5 million for the nine months ended September 30, 2001 and $3.6 million for the same period in 2000. This increase is primarily attributable to distributions to joint venture partners and additional principal payments on notes payable during the first nine months of 2001 as compared to the same period in 2000.

Under the terms of the Bankruptcy case, liabilities in the amount of $48.1 million are subject to settlement under reorganization proceedings. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

Since the filing of the bankruptcy petitions, the Company has been operating under various interim cash collateral orders whereby the Company is authorized to utilize cash according to cash budgets approved by the Bankruptcy Court. On October 26, 2001, a permanent cash collateral order was approved by the Bankruptcy Court. Pursuant to the terms of the permanent cash collateral order, the Company is authorized to utilize cash according to approved cash budgets until the earlier of the occurrence of a specific defined event or March 31, 2002. Such defined events include, but are not limited to, the filing of a reorganization plan, the sale of all of the assets of the Company, conversion of the cases to Chapter 7 of the Bankruptcy Code, or the occurrence of an uncured default. Furthermore, a lump sum principal payment to the lenders of $2.6 million was made on October 31, 2001. The Company's historical cash flow since the filing of the petitions and current cash budgets indicate sufficient liquidity to fund its operations during the aforementioned periods.

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

With the Company's March 29, 2001 Chapter 11 bankruptcy filing, any potential future revisions to the Credit Facility are subject to Chapter 11 reorganization processes (described elsewhere in conjunction with discussion of the filing). There can be no assurances as to the form of such revisions (if any) or their impact on the Company's financial position or continued business viability. Additionally, as of the date of the bankruptcy filing, the Company was in technical default under the terms of the Credit Facility. Consistent with all of the above-described factors, the Company has classified all amounts due under the Company's Credit Facility as a liability subject to settlement under reorganization proceedings. At September 30, 2001, $29.2 million aggregate principal was outstanding under the Credit Facility with an interest rate of approximately 6.8%.

The Company entered into LIBOR-based interest rate swap agreements ("Swap Agreement") with the Company's lender as required by the terms of the Credit Facility. In June 2000, the Company entered into a new Swap Agreement effective July 1, 2000. Amounts hedged under this most recent Swap Agreement accrued interest at the difference between 7.24% and the ninety-day LIBOR rate and were settled quarterly. The Company had hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement terminated upon the filing of the Company's bankruptcy petitions and has not been renewed. The Company has reviewed the applicability and implications of SFAS No. 133 for the Company's financial instruments. The sole derivative instrument to which the accounting prescribed by the Statement is applicable is the Swap Agreement described above. The Company recorded a cumulative adjustment charge in implementing SFAS No. 133 in the first quarter of 2001 of approximately $100,000 in recognition of the reported fair value of the Swap Agreement. Because of immateriality, the cumulative adjustment has been reported in interest expense in the accompanying consolidated statements of operations for the nine months ended September 30, 2001.

Long-term unsecured amortizing promissory notes bearing interest at rates from 4% to 9% were issued as partial consideration for the practice management affiliations consummated in 1996. Principal and interest under the long-term notes may, at the election of the holders, be paid in shares of common stock of the Company based upon conversion rates ranging from $11.50 to $16.97. The unpaid principal amount of the notes was $0.8 million at September 30, 2001.

The Company is committed to future minimum lease payments under operating leases of approximately $13.8 million for administrative and operating facilities. Such commitments may be further reduced as a result of the rejection of certain real property leases in the context of the bankruptcy proceedings.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandated the development of a set of regulations to ensure the privacy and protection of individually identifiable health information. On August 17, 2000, the Department of Health and Human Services ("HHS") published the first final rule of this set, Standards for Electronic Transactions ("Transactions Rule"). Most entities subject to the Transactions Rule must be in compliance by October 16, 2002. On December 28, 2000, HHS published a second final rule, addressing the privacy of individually identifiable health information ("Privacy Rule"). Most entities subject to the Privacy Rule are currently required to be in compliance by April 14, 2003. Three other HIPAA components -- a rule establishing a unique identifier for employers to use in electronic health care transactions, a rule creating a unique identifier for providers to use in such transactions, and a rule setting standards for the security of electronic health information -- were proposed in 1998, but have not been finalized. Still to be proposed are rules establishing a unique identifier for health plans for electronic transactions, standards for claims attachments, and enforcement standards. Plans for a national individual identifier rule have been placed on hold.

The Company is currently assessing preliminary HIPAA issues, with detailed compliance and integration measures planned for 2002 and 2003. Because only certain components of the HIPAA regulations have been finalized, the Company has not been able to determine the impact of the new standards on its financial position or results. The Company does expect to incur costs to evaluate and implement the rules, particularly related to the modification of its medical billing systems, and will be actively evaluating such costs and their impact on the Company's financial position and operations.

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

As of the date of adoption, the Company expects to have unamortized identifiable intangible assets in the amount of $42.1 million which will be subject to the transitional provisions of Statements 141 and 142. Amortization expense related to identifiable intangible assets was $3.0 million and $1.7 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this filing are forward-looking statements that involve a number of risks and uncertainties. The actual future results of the Company could differ significantly from those statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
(i) a continued decline in high dose chemotherapy referrals due to the high dose chemotherapy breast cancer results; (ii) difficulty in transitioning operating responsibilities to members of senior management; (iii) continued decline in margins for cancer drugs; (iv) reductions in third-party reimbursement from managed care plans and private insurance resulting from stricter utilization and reimbursement standards; (v) the inability of the Company to recover all or a portion of the carrying amounts of the cost of service agreements, resulting in an additional charge to earnings; (vi) the Company's dependence upon its affiliations with physician practices, given that there can be no assurance that the practices will remain successful or that key members of a particular practice will remain actively employed; (vii) changes in government regulations;
(viii) risk of professional malpractice and other similar claims inherent in the provision of medical services; (ix) the Company's dependence on the ability and experience of its executive officers; (x) the Company's inability to raise additional capital or refinance existing debt; (xi) numerous uncertainties introduced as a part of the Bankruptcy filings which may effect the Company's businesses, results of operations and prospects; and (xii) issues related to the implementation of the Company's new business plan. The Company cautions that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

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

The Company was also a party to a LIBOR based interest rate swap agreement ("Swap Agreement"), effective date July 1, 2000, with the Company's lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrued interest at the difference between 7.24% and the ninety-day LIBOR rate and were settled quarterly. The Swap Agreement terminated upon the filing of the Company's bankruptcy petitions and has not been renewed. The Company does not enter into derivative or interest rate transactions for speculative purposes.

At September 30, 2001, $29.2 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 6.8%. The Company does not have any other material market-sensitive financial instruments.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company filed an Adversary Proceeding against Hem-Onc Associates of the Treasure Coast, P.A. ("Treasure Coast") in the United States Bankruptcy Court for the Western District of Tennessee on or about
         June 28, 2001. The Adversary Proceeding alleges certain improper, unlawful and harmful actions by Treasure Coast against the Company with respect to the Service Agreement and various bankruptcy matters.

         On or about August 14, 2001, Treasure Coast filed its answer to the Adversary Proceeding and a Counterclaim against the Company. In its Counterclaim, Treasure Coast alleges that the Company has failed to develop an ancillary project at the direction of the Oversight Committee, failure by the Company to pay prepetition clinic expenses, improper closure of the nearby IMPACT Center, and other purported defaults in performing its management duties under the Service Agreement. Treasure Coast is seeking the following relief:

                  - An order barring the Company from assuming the Service Agreement due to its alleged defaults and its alleged inability to cure such defaults; or alternatively,
                  - A declaration that the Service Agreement is a non-assignable Service Agreement and may not be assumed by the Company; or alternatively,
                  - If the Service Agreement can be assumed, an order requiring that certain real property lease agreements be assumed with the Service Agreement;
                  - Damages for the Company's alleged breaches of the Service Agreement;
                  - An order conditioning assumption of the Service Agreement on prompt payment in full of all prepetition clinic expenses of Treasure Coast;
                  - A declaration of the parties' respective rights in bank accounts into which receipts of the Treasury Coast practice or deposited.

         The case is currently in the discovery phase, and a trial date has not yet been set. Although the Company believes that its Adversary Proceeding and defenses to the Counterclaim are meritorious and should prevail there can be no assurances as to a favorable outcome to the litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         10(ab)      Termination Agreement and Release between Registrant and Nelson Braslow, M.D.

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



                                       RESPONSE ONCOLOGY, INC.



                                       By: /s/ Anthony M. LaMacchia
                                          -----------------------------------
                                          Anthony M. LaMacchia
                                          President and Chief Executive Officer

                                          Date: November 14, 2001



                                       By: /s/ Peter A. Stark
                                          --------------------------------------
                                          Peter A. Stark
                                          Chief Financial Officer
                                          and Principal Accounting Officer

                                          Date: November 14, 2001