Form 10-K
period 2001-12-31
RESPONSE ONCOLOGY INC
filed 2002-06-13
CIK 763098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period: _______________________

Commission File Number: 000-15416

Response Oncology, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1212264

(State of incorporation)	(I.R.S. Employer ID No.)

1805 Moriah Woods Blvd., Memphis, TN	38117

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 761-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of May 20, 2002, 12,178,701 shares of Common Stock of Response Oncology, Inc. were outstanding and the aggregate market value of such Common Stock held by non-affiliates was $11,488 based on the closing sale price of $0.001 as reported on the OTC Bulletin Board on that date.

PART I

Forward-Looking Statements

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Forward-looking statements include statements about the Plan (as defined below) and its confirmation, and the timing of completion of the liquidation of the Company (as defined below). These statements are based on current expectations and the current status of the Company’s financial condition and filings with the Court (as defined below). They involve a number of risks and uncertainties that are difficult to predict, including, but not limited to: the ability of the Company to liquidate its assets under the terms of the Plan as filed with the Court; and confirmation of the Plan by the Court and approval by the creditors. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements are detailed from time to time in other filings by the Company with the SEC. The Company assumes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

The Company

Overview

Response Oncology, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) was, prior to the events described below, a comprehensive cancer management company. As of May 20, 2002, the Company has liquidated substantially all of its operating assets and anticipates that the remaining assets will be liquidated and all wind-down activities completed by the end of 2002. Prior to the sale of its assets, the Company provided: advanced cancer treatment services through outpatient facilities known as IMPACT® Centers under the direction of practicing oncologists; owned the assets of and managed the nonmedical aspects of oncology practices; compounded and dispensed pharmaceuticals to certain oncologists for a fixed or cost plus fee; and conducted outcomes research on behalf of pharmaceutical manufacturers.

Filings Under Chapter 11 of the Bankruptcy Code

On March 29, 2001, the Company (excluding entities that are majority-owned by Response Oncology, Inc.) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the Western District of Tennessee, Western Division (the “Court”). The case is jointly administered under case number 01-24607-DSK. The Company is operating as a debtor-in-possession under the Code, which protects it from its creditors pending reorganization or liquidation under the jurisdiction of the Court. As debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Court. A statutory creditors committee may be appointed in the Chapter 11 case, but at this point such a committee has not been formed. As part of the Chapter 11 process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all prepetition claims against the Company.

The Court approved a disclosure statement (the “Disclosure Statement”) filed in connection with the First Amended Joint Plan (the “Plan”) by the Company and AmSouth Bank, as agent for itself, Bank of America, N.A. and Union Planters Bank, N.A. (the “Lenders”) on Friday, May 3, 2002. Under the Plan, originally filed April 12, 2002, and amended April 19, 2002, the Company’s outstanding common stock, preferred stock, options and warrants will be cancelled and current shareholders and warrantholders will not receive any consideration. The Plan is a liquidating plan and does not contemplate the financial rehabilitation of the Company or the continuation of its business. Most of the Company’s assets have been sold or are in the process of being liquidated, with such funds being paid to creditors as set forth in the Plan.

Under the Plan, the Lenders, whose outstanding secured claim was allowed in the amount of $29,545,087.31 by Court order dated October 26, 2001, will be paid all proceeds from the liquidation, except for amounts to be paid on account of allowed administrative and priority claims (estimated to be approximately $3,500,000), and $250,000, which will be distributed to general unsecured creditors. The liquidation of the Company’s assets will not return to the Lenders or general unsecured creditors the full amount of their claims.

The Court has set a hearing on the confirmation of the Plan for June 14, 2002, at 11:00 a.m. CDT. If the Plan is confirmed, upon completion of the liquidation of all the Company’s assets and distribution of those proceeds, the Company will be dissolved.

Generally, substantially all of the Company’s liabilities as of the filing date (“prepetition liabilities”) are subject to settlement under a plan of reorganization. Actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate as debtor-in-possession. Absent approval from the Court, the Company is prohibited from paying prepetition obligations. The Court has approved payment of certain prepetition obligations such as employee wages and benefits. Additionally, the Court has approved the retention of various legal, financial and other professionals. Schedules were filed by the Company with the Court setting forth its assets and liabilities as of the filing date as reflected in the Company’s accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or subsequently adjudicated before the Court. As previously discussed, a Plan has been filed by the Company and its secured lenders, but has not been confirmed. There can be no assurance that the Plan will be approved by the Company’s creditors.

Under the Code, the Company may elect to assume or reject real property leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court review. Parties affected by such rejections may file prepetition claims with the Bankruptcy Court in accordance with bankruptcy procedures. At this time, because of material uncertainties, prepetition claims are generally carried at face value in the accompanying financial statements. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for the majority of these items. Additionally, the net expense resulting from the Chapter 11 filing by the Company has been segregated and reported as reorganization costs in the consolidated statements of operations for the year ended December 31, 2001.

The Company’s consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 (SOP 90-7), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” In addition, the consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Based on the liquidation values of the Company’s assets sold in April and May of 2002, the carrying value of these assets has been adjusted to their net realizable value as of December 31, 2001. The financial statements include reclassifications made to reflect the liabilities that have been deferred under the Chapter 11 proceedings as “Liabilities Subject to Settlement under Reorganization Proceedings.” Certain accounting and business practices have been adopted that are applicable to companies that are operating under Chapter 11.

IMPACT Services Generally, the Company has exited its IMPACT Services business that provided high dose chemotherapy with stem cell support to cancer patients on an outpatient basis. Through its IMPACT Centers, the Company had developed extensive medical information systems and databases containing clinical and patient information, analysis of treatment results and side effects and clinical care pathways. These systems and databases supported the Company’s clinical trials program, which involved carefully planned, uniform treatment regimens administered to a significant group of patients together with the monitoring of outcomes and side effects of these treatments. The clinical trials program allowed the Company to develop a rational means of improving future treatment regimens by predicting which patients are most likely to benefit from different treatments. The Company’s clinical trials assets and related infrastructure were sold in April 2002.

Each IMPACT Center was staffed by, and made extensive use of, experienced oncology nurses, pharmacists, laboratory technologists, and other support personnel to deliver outpatient services under the direction of independent medical oncologists. IMPACT Center services included preparation and collection of stem cells, administration of high dose chemotherapy, reinfusion of stem cells and delivery of broad-based supportive care. IMPACT Center personnel extended the support mechanism into the patient’s home, further reducing the dependence on hospitalization. The advantages of this system to the physician and patient included: (i) convenience of the local treatment facility; (ii) specialized on-site laboratory and pharmacy services, including home pharmacy support; (iii) access to the Company’s clinical trials program to provide ongoing evaluation of current cancer treatment; (iv) specially trained medical and technical staff; (v) patient education and support materials through computer, video and staff consultation; and (vi) reimbursement assistance.

High dose chemotherapy is most appropriate for patients with lymphoma, acute leukemia, multiple myeloma and breast and ovarian cancer. Patients referred to the Company by the treating oncologists were placed on a treatment protocol developed from the cumulative analysis of the Company’s approximately 4,000 high dose cases. Cases conducted at the IMPACT Center began with a drug regimen which allowed for the collection and cryopreservation of stem cells. A stem cell is a cell which originates in the bone marrow and is a precursor to white blood cells. At the appropriate time, stem cells capable of restoring immune system and bone marrow functions were harvested over a two to three day period. The harvested stem cells were then frozen and stored at the IMPACT Center, and following confirmation of response to treatment and a satisfactory stem cell harvest, patients received high dose chemotherapy followed by reinfusion of stem cells. Most patients were then admitted to an affiliated hospital for approximately 8-12 days. After discharge, the patient was monitored in the oncologist’s office. The Company believed that the proprietary databases and the information gathering techniques developed from the foregoing programs enabled practicing oncologists to cost effectively manage cancer cases while ensuring quality. Clinical research conducted by the Company focused on: (i) improving cancer survival rates; (ii) enhancing the cancer patient’s quality of life; (iii) reducing the costs of cancer care; and (iv) developing new approaches to cancer diagnosis, treatment and post-treatment monitoring.

In May of 1999, the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology (ASCO). These studies, involving the use of high dose chemotherapy, sparked controversy among oncologists, and, in the aggregate, caused confusion among patients, third-party payers, and physicians about the role of high dose chemotherapy in the treatment of breast cancer. After the release of these data, the Company’s high dose business slowed extensively. The Company closed 16 IMPACT Centers in 2001, 19 IMPACT Centers in 2000, and 12 IMPACT Centers in 1999 due to decreased patient volumes. All remaining IMPACT Centers are currently being sold or closed by the Company. The decline in the IMPACT Center business was a significant factor that led to the Company’s bankruptcy filing.

While additional data presented at the 2000 ASCO annual meeting appeared to clarify somewhat the role of high dose therapies for breast cancer and indicated favorable preliminary results, the Company did not experience an increase in referrals for breast cancer patients, nor did the Company expect this trend to reverse in the foreseeable future. The continuing declines in high dose therapy volumes and the inability to develop new referral lines or treatment options for the network related to non-breast cancer volumes adversely affected the financial results of this line of business. Such adverse results have required the Company to close or sell the remaining IMPACT Centers in the network.

During the first quarter of 2000, the Company decided to expand into the specialty pharmaceutical business and began to put in place certain of the resources necessary for this expansion. The Company intended to leverage its expertise and resources in the delivery of complex pharmaceuticals to cancer patients into the delivery of specialty drugs to patients with a wide range of chronic, costly and complex diseases. Specifically, this would have included the distribution of new drugs with special handling requirements, and was expected to involve the use of the Company’s regional network of specialized pharmaceutical centers. In addition, the Company intended to use its national network of IMPACT Centers and its highly trained healthcare professionals to administer the most fragile compounds to the expanded patient population. The Company had hired an expert consultant to assist in the development of the business plan. In addition, the Company recruited a chief medical officer and a vice president of operations in the third quarter of 2000. These individuals had operating responsibilities over the existing business segments and for the development of the specialty pharmaceutical business. The Company also engaged in discussions with potential strategic partners, including certain pharmaceutical manufacturers, partner hospitals, and affiliated physicians. Various clinical and marketing materials were also developed. These services were marketed to select physicians and third-party payers in existing locations within the IMPACT Center network. The Company treated very few patients utilizing such specialty drugs. Given the Company’s intent to liquidate all of its assets, the Company is no longer pursuing this strategy.

Pharmaceutical Sales to Physicians The Company provided pharmacy management services to certain medical oncology practices through its IMPACT Center pharmacies. These services included compounding and dispensing pharmaceuticals for a fixed or cost plus fee. The Company has sold or is in the process of selling all of its pharmacy management assets.

Oncology Practice Management Services During 1996, the Company adopted a strategy of diversification into physician practice management and ultimately consummated affiliations with 12 medical oncology practices, including 43 medical oncologists in Florida and Tennessee. Pursuant to management service agreements (“Service Agreements”), the Company provided management services that extended to all nonmedical aspects of the operations of the affiliated practices. As described below, the Company recognized deterioration in the value of its Service Agreements through financial charges and termination and modification negotiations. As of May 10, 2002, the Company had terminated all of its Service Agreements and sold all of its assets related to oncology practice management services.

The Service Agreements named the Company as the sole and exclusive manager and administrator of all day-to-day business functions connected with the medical practice of an affiliated physician group. The Company was responsible for providing facilities, equipment, supplies, support personnel, and management and financial advisory services. Under the terms of the Service Agreements, the Company (among other things): (i) prepared annual capital and operating budgets; (ii) prepared financial statements; (iii) ordered and purchased medical and office inventory and supplies; (iv) billed patients and third party payers as agent for the affiliated practices; (v) maintained accounting, billing, medical, and collection records; (vi) negotiated and administered managed care contracts as agent for affiliated physicians; (vii) arranged for legal and accounting services related to practice operations; (viii) recruited, hired and appointed an executive director to manage and administer all of the day-to-day business functions of each practice; and (ix) managed all non-physician professional support, administrative, clerical, secretarial, bookkeeping and billing personnel. The Company sought to combine the purchasing power of numerous physicians to obtain favorable pricing and terms for equipment, pharmaceuticals and supplies.

In return for its management services, the Company received a service fee, depending on Service Agreement form, based on net revenue or net operating income of the practice. Pursuant to each Service Agreement, the physicians and the practice agreed not to compete with the Company and the practice. Each Service Agreement had an initial term of 40 years and, after the initial term, would have been automatically extended for additional five year terms unless either party delivered written notice to the other party 180 days prior to the expiration of the preceding term. The Service Agreement only provided for termination “for cause.” If the Company terminated the Service Agreement for cause, the practice was typically obligated to purchase assets (which typically include intangible assets) and pay liquidated damages, which obligations were wholly or partially guaranteed by individual physician owners of the practice for a period of time. Each Service Agreement provided for the creation of an oversight committee, a majority of the members of which are designated by the practice. The oversight committee was responsible for developing management and administrative policies for the overall operation of each practice.

In February 1999 and March 1999, respectively, the Company announced that it had terminated its Service Agreements with Knoxville Hematology Oncology Associates, PLLC, and Southeast Florida Hematology Oncology Group, P.A., two of the Company’s three underperforming net revenue model relationships. Since these were not “for cause” terminations initiated by the Company, the affiliated practices were not responsible for liquidated damages. In its consolidated financial statements for the year ended December 31, 1998, the Company recorded an impairment charge related to these three Service Agreements in accordance with Financial Accounting Standards Board Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of” (“SFAS No. 121”). The structure of these contracts failed over time to align the physician and Company incentives, producing deteriorating returns and/or negative cash flows to the Company. The Company terminated the Service Agreement with the third physician group effective December 31, 2001.

In the fourth quarter of 1999, the Company terminated its Service Agreement with one single-physician practice in Florida. This termination was initiated on a “for cause” basis and the Company sought recovery of liquidated damages and other amounts owed. This dispute was settled pending execution of definitive documents in May 2002 for $275,000. No recovery has been recorded in the consolidated financial statements as of and for the year ended December 31, 2001. During the same period, the Company began negotiations to terminate another Service Agreement with a single-physician practice. Since this was not a “for cause” termination initiated by the Company, the affiliated practice was not responsible for liquidated damages. The Company experienced deteriorating returns on this particular Service Agreement and concluded that continuing the relationship was not economically feasible. At December 31, 1999, the Company recorded an impairment charge related to both Service Agreements and associated assets. The Company terminated the second Service Agreement in April 2000.

In the fourth quarter of 2000, the Company began negotiating, in response to certain contract disputes, to sell the assets of Oncology/Hematology Group of South Florida, P.A. (“OHGSF”) to the existing physician group. Concurrent with the sale of the assets, the Service Agreement was terminated, and the parties signed a pharmacy management agreement for the Company to provide turnkey pharmacy management services to the practice. The sale and pharmacy management agreement were completed and effective February 1, 2001. At December 31, 2000, the Company adjusted the Service Agreement and associated assets to their net realizable value as measured by the termination and sale agreement. The pharmacy management agreement with OHGSF expired on February 1, 2002.

During the first and second quarters of 2002, the Company terminated all of the remaining Service Agreements and sold the associated assets to the physician groups that were parties to the agreements. At December 31, 2001, the Company adjusted the Service Agreements and associated assets to their net realizable values as measured by the termination and sale agreements. This resulted in an impairment charge of $42.1 million related to the Service Agreements and $5.0 million related to adjustments to associated assets. The aggregate proceeds generated from the termination of the remaining six Service Agreements as sale of related assets were approximately $11.3 million.

The filings of the voluntary bankruptcy petitions by the Company were technical defaults under the terms of the Service Agreements. However, such provisions are not enforceable under the Bankruptcy Code and the affiliated practices were stayed from terminating their agreements for cause because of the bankruptcy filings. As discussed above, all of the remaining Service Agreements and associated assets were terminated and sold back to the affiliated physicians in the first and second quarters of 2002.

During the second quarter of 2000, the Centers for Medicare and Medicaid Services (“CMS” — fka the Health Care Financing Administration), which oversees the Medicare program, announced its intent to adjust certain pharmaceutical reimbursement mechanisms. CMS targeted dozens of drugs, principally those used for the treatment of cancer and AIDS. More specifically, Medicare utilizes the average wholesale price (“AWP”) of pharmaceuticals as the benchmark for reimbursement. It is CMS’s stated position that some drug companies are reporting artificially inflated AWPs to industry guides that are used for government-reimbursement purposes, resulting in overpayments by Medicare and excess profits for physicians and other providers. CMS’s investigation into inflated AWPs is ongoing. If the Service Agreements had not been terminated, the management fees earned by the Company pursuant to the Service Agreements would have been exposed to reduction resulting from decreases in reimbursement rates.

On December 1, 2000, the Company received a delisting notification from the Nasdaq Stock Market for failure to maintain a minimum bid price of $1.00 over 30 consecutive trading days as required under the maintenance standards of the Nasdaq National Market. The Company had 90 calendar days, or until January 30, 2001, to regain compliance with this rule by obtaining a bid price on its common stock of at least $1.00 for a minimum of 10 consecutive trading days. On March 15, 2001, the Company’s common stock was delisted from the Nasdaq Stock Market. The decision was issued following a written appeal and hearing before the Nasdaq Listing Qualifications Panel. The Company’s common stock is currently traded on the OTC Bulletin Board.

On July 31, 2001 (and subsequently amended on or about January 25, 2002), the Court approved the establishment of an Employee Retention Plan (“ERP”) by the Company in order to provide monetary incentives for certain employees to remain with the Company during its restructuring and liquidation efforts. The ERP also provides severance benefits for certain employees in the event of a “without cause” termination. In addition, amendments to certain employment agreements of officers of the Company were approved. Pursuant to Court orders, approximately $1.3 million was placed in escrow for the benefit of various employees and officers related to the stay bonus components of the ERP and employment contracts. At December 31, 2001, approximately $957,000 in ERP funds is reflected in cash and cash equivalents. The aggregate contingent liability of the ERP, including certain employment agreements, is approximately $1.9 million as of December 31, 2001. Approximately $1.1 million was paid out to certain employees and officers from January 1, 2002 through May 20, 2002, and such amounts were not accrued in the consolidated financial statements as of and for the year ended December 31, 2001 because the conditions for payment of such obligations were met in 2002.

Cancer Research Services The clinical research services assets and related infrastructure were sold in April 2002. Since 1989, the Company had conducted a clinical trials program pursuant to which carefully planned, uniform treatments administered to a substantial number of IMPACT Center patients have been monitored and studied, with the results being collected in a database and utilized to predict outcomes and determine utilization of high dose chemotherapy as a treatment. In addition, the Company had recorded outcomes from over 4,000 cases in which high dose chemotherapy was utilized as a treatment and had developed treatment pathways, which forecast the best outcome with the lowest possible cost. Pursuant to agreements between the Company and the oncologists who supervised their patients’ treatment in IMPACT Centers, such oncologists were obligated to record and monitor outcomes, collect information and report such information to the Company.

The Company also utilized its outcomes database to provide various types of data to pharmaceutical companies regarding the use of their products. The IMPACT Center network and the Company’s medical information systems made the Company favorably suited to this process. The Company had participated in several projects with leading pharmaceutical manufacturers to furnish data in connection with FDA applications and post-FDA approval marketing studies. Revenue from these contracts helped to underwrite the Company’s clinical trials expenses. Such relationships with pharmaceutical companies allowed patients and physicians earlier access to drugs and therapies which enhanced the Company’s role as a participant in oncological developments.

Certain financial information relating to each of the Company’s reportable segments is included in Note L of the Company’s consolidated financial statements.

Competition

While the Company was operational, most community hospitals with a commitment to cancer treatment had evaluated their need to provide high dose treatments, and other entities were competing with the Company in providing high dose services similar to those formerly offered by the Company. Although several physician practice management companies have liquidated or ceased operations, the Company is aware of at least two competitors specializing in the management of oncology practices and two other physician management companies that manage at least one oncology practice. Several health care companies with established operating histories and significantly greater resources than the Company are also providing at least some management services to oncologists. There are certain other companies, including hospitals, large group practices, and outpatient care centers, that are expanding their presence in the oncology market and have access to greater resources than the Company. Furthermore, organizations specializing in home and ambulatory infusion care, radiation therapy, and group practice management compete in the oncology market.

Government Regulation

The delivery of healthcare items and services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of healthcare services. Federal regulation of the healthcare industry is based primarily upon the Medicare and Medicaid programs, each of which is financed, at least in part, with federal funds. State jurisdiction is based upon the state’s authority to license certain categories of healthcare professionals and providers, and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment and the state’s level of participation in and funding of its Medicaid program.

The Company believes it is in material compliance with applicable healthcare laws. During 1999, the Company adopted a formal compliance program and, as part of such program, continues to monitor ongoing developments in healthcare laws and regulations. However, the laws and regulations applicable to the Company are subject to significant change and evolving interpretations and, therefore, there can be no assurance that a review of the Company’s practices by a court or law enforcement or regulatory authority will not result in a determination that could materially adversely affect the operations of the Company or the affiliated physicians. Furthermore, there can be no assurance that the laws applicable to the Company will not be amended in a manner that could adversely affect the Company, its permissible activities, the relative costs associated with doing business, and the amount of reimbursement by government and other third-party payers.

Federal Law

The federal healthcare laws apply in any case in which the Company is providing an item or service that is reimbursable under Medicare, Medicaid or other federally-funded programs (“Federal Reimbursement Programs”) or is claiming reimbursement from Federal Reimbursement Programs on behalf of physicians with whom the Company has a Service Agreement. The principal federal laws include those that prohibit the filing of false or improper claims with the Federal Reimbursement Programs, those that prohibit unlawful inducements for the referral of business reimbursable under Federal Reimbursement Programs and those that prohibit the provision of certain services by a provider to a patient if the patient was referred by a physician with whom the provider has certain types of financial relationships.

False and Other Improper Claims The federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for reimbursement from any of the Federal Reimbursement Programs. Criminal penalties are also available in the case of claims filed with private insurers if the government can show that the claims constitute mail fraud or wire fraud or violate state false claims prohibitions. While the criminal statutes are generally reserved for instances involving fraudulent intent, the civil and administrative penalty statutes are being applied by the government in an increasingly broader range of circumstances. By way of example, the federal government has brought suits which maintain that a pattern of claiming reimbursement for unnecessary services where the claimant should have known that the services were unnecessary, and that claiming reimbursement for substandard services where the claimant knows the care was substandard, are actionable claims. In addition, at least one federal appellate court has affirmed a finding of liability under the false claims statutes based upon reckless disregard of the factual basis of claims submitted, falling short of actual knowledge. Severe sanctions under these statutes, including exclusion from Federal Reimbursement Programs, have been levied even in situations not resulting in criminal convictions. The Company believes that its billing activities on behalf of affiliated practices through Service Agreements are in material compliance with such laws, but there can be no assurance that the Company’s activities will not be challenged or scrutinized by governmental authorities. A determination that the Company or any affiliated practice has violated such laws could have a material adverse effect on the Company.

Anti-Kickback Law Federal law commonly known as the “Anti-kickback Statute” prohibits the knowing or willful offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce the referral of patients covered by Federal Reimbursement Programs, or the ordering of items or services reimbursable under those programs. The law also prohibits remuneration that is intended to induce the recommendation of, or furnishing, or the arranging for, the provision of items or services reimbursable under Federal Reimbursement Programs. The law has been broadly interpreted by a number of courts to prohibit remuneration which is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a healthcare provider may be questioned under the Anti-kickback Statute if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include criminal sanctions and exclusion from the federal healthcare program.

In part to address concerns regarding the implementation of the Anti-kickback Statute, the federal government has promulgated regulations that provide exceptions, or “safe harbors,” for certain transactions that will not be deemed to violate the Anti-kickback Statute. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal services agreements and employee relationships. Subsequently, regulations were published offering safe harbor protection to additional activities, including referrals within group practices consisting of active investors. Further regulatory “safe harbors” relating to the Anti-kickback Statute are under consideration which, if ultimately adopted, may result in substantive changes to existing regulations. The failure to qualify under a safe harbor provision, while potentially subjecting the activity to greater regulatory scrutiny, does not render the activity illegal per se.

There are several aspects of the Company’s relationships with physicians to which the Anti-kickback Statute may be relevant. In some instances, the Company itself may have become a provider of services for which it claimed reimbursement from Federal Reimbursement Programs, and physicians who were investors in the Company may have referred patients to the Company for those services. Furthermore, the government may construe some of the marketing and managed care contracting activities that the Company historically performed as arranging for the referral of patients to the physicians with whom the Company had a Service Agreement. Finally, at the request of a physician or medical practice with which the Company had a Service Agreement, the Company had managed the provision of ancillary services which the physician desired to make available to his patients in the physician’s office. The services that were provided by the Company in its IMPACT Centers were generally not reimbursable by Federal Reimbursement Programs.

Although neither the investments in the Company by physicians nor the Service Agreements between the Company and physicians qualify for protection under the safe harbor regulations, the Company does not believe that these activities fall within the types of activities the Anti-kickback Statute was intended to prohibit. A determination that the Company had violated or is violating the Anti-kickback Statute would have a material adverse effect on the Company’s business.

The Stark Self-Referral Law The Stark Self-Referral Law (“Stark Law”) prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by the Medicare or Medicaid programs if the physician has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. The designated services covered by the law include radiology services, infusion therapy, radiation therapy, outpatient prescription drugs and hospital services, among others. In addition to the conduct directly prohibited by the law, the statute also prohibits “circumvention schemes” that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include (i) a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral; (ii) civil fines; and (iii) exclusion from the Medicare and Medicaid programs. The Stark Law contains a number of exceptions potentially applicable to the Company’s operations. These include exceptions for a physician’s ownership of certain publicly traded securities, certain in-office ancillary services, certain employment relationships, and certain personal services arrangements.

On January 4, 2001, the Health Care Financing Administration (“HCFA”) issued a partial final rule (the “Phase I Final Regulations”) regarding certain provisions of the Stark Law with an effective date for the relevant portions of January 4, 2002. A second rulemaking, Phase II of the Stark Law regulations, that would address the remaining sections of the Stark Law is pending. It is not known when these additional final regulations will be promulgated. The Phase I Final Regulations expand upon the statutory exceptions and contemplate that designated health services may be provided by a physician practice or by another corporation if the relevant exceptions delineated in the regulations apply. In any event, the federal regulatory authorities have indicated through various charges that recently have been brought against providers that they consider the Stark Law to be sufficiently self-implementing that charges may be brought when violations of unambiguous elements of the Stark Law are found.

The Company believes that in the vast majority of situations it would not be construed as a provider of any designated health service under the Stark Law for which the Company claims reimbursement from Medicare or Medicaid. However, there can be no certainty that the Company will not be deemed to have been a provider of designated health services in at least some circumstances. In that event, referrals from the physicians for designated health services would have been permissible only if the relevant contractual relationship(s) met an exception to the Stark Law prohibitions. To qualify for such exception, the payments made under the relevant contract must be set at fair market value as well as meeting other requirements of the relevant Stark Law exception. The Company intended to structure its arrangements so as to qualify for applicable exceptions under the Stark Law; however, there can be no assurance that a review by courts or regulatory authorities would not result in a contrary determination. A finding of noncompliance with the Stark Law could have a material adverse effect upon the Company and subject it and the Company’s affiliated physicians to penalties and sanctions.

State Law

State Anti-Kickback Laws Many states have laws that prohibit the payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under the state Medicaid program. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. The Company paid oncologists who supervised their patients’ treatment at the IMPACT Centers certain professional fees for collecting and monitoring treatment and outcomes data and reporting such data to the Company. The Company believes such fees reflect the fair market value of the services rendered by such physicians to the Company. However, the laws in most states regarding kickbacks have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company’s activities will be found to be in compliance. Noncompliance with such laws could have a material adverse effect upon the Company and subject it and such physicians to penalties and sanctions.

State Self-Referral Laws A number of states have enacted self-referral laws that are similar in purpose to the Stark Law. However, each state law is unique. For example, some states only prohibit referrals where the physician’s financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Finally, some states do not prohibit referrals, but merely require that a patient be informed of the financial relationship before the referral is made. The Company believes that it was in compliance with the self-referral law of any state in which the Company had a financial relationship with a physician.

Fee-Splitting Laws Many states prohibit a physician from splitting with a referral source the fees generated from physician services. Other states have a broader prohibition against any splitting of a physician’s fees, regardless of whether the other party is a referral source. In most cases, it is not considered to be fee-splitting when the payment made by the physician is reasonable reimbursement for services rendered on the physician’s behalf.

The Company has been reimbursed by physicians on whose behalf the Company provides management services. The Company intended to structure the reimbursement provisions of its management contracts with physicians in order to comply with applicable state laws relating to fee-splitting. However, there can be no certainty that, if challenged, the Company and its affiliated physicians will be found to be in compliance with each state’s fee-splitting laws. Noncompliance would have an adverse impact upon such physician and thus upon the Company.

The Florida Board of Medicine ruled in a declaratory statement that payments of 30% of a physician group’s net income to a practice management company in return for a number of services, including expansion of the practice by increasing patient referrals through the creation of provider networks, affiliation with other networks, and the negotiation of managed care contracts, constituted fee-splitting arrangements in violation of the Florida law prohibiting fee-splitting and could subject the physicians engaged in such arrangements to disciplinary action. This order has been affirmed by a Florida appellate court, though the order itself only applies to the physician practice management company and the individual physicians whose fact situation was presented to the Florida Board of Medicine for a declaratory statement. While the Company believes that its Service Agreements were substantially different from the management services agreement that the Florida Board of Medicine ruled on, there is a risk that the adverse decision by the Florida court on the case presented could have had an adverse precedential impact on the Company’s Service Agreements with Florida affiliated practices. The Company’s Service Agreements contained provisions requiring modification of the Service Agreements in such event in a manner that preserved the economic value of the Service Agreement, but there can be no assurance that Florida courts would specifically enforce such contractual provisions. The adverse determinations of the Florida court could have had a material adverse effect on the Company.

Corporate Practice of Medicine Most states prohibit corporations from engaging in the practice of medicine. Many of these state doctrines prohibit a business corporation from employing a physician. However, states differ with respect to the extent to which a licensed physician can affiliate with corporate entities for the delivery of medical services. Some states interpret the “practice of medicine” broadly to include decisions that have an impact on the practice of medicine, even where the physician is not an employee of the corporation and the corporation exercises no discretion with respect to the diagnosis or treatment of a particular patient.

The Company’s standard practice under its Service Agreements was to avoid the exercise of any responsibility on behalf of its physicians that could be construed as affecting the practice of medicine. Accordingly, the Company believes that it was not in violation of applicable state laws relating to the corporate practice of medicine. However, because such laws and legal doctrines have been subjected to only limited judicial and regulatory interpretation, there can be no assurance that, if challenged, the Company will be adjudicated to be in compliance with all such laws and doctrines.

Insurance Laws Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of health care providers. While these laws do not generally apply to companies that provide management services to networks of physicians, there can be no assurance that regulatory authorities of the states in which the Company operated would not apply these laws to require licensure of the Company’s operations as an insurer, as an HMO, or as a provider network. The Company believes that it was in compliance with these laws in the states in which it did business.

State Licensing The Company’s laboratories operated in conjunction with certain IMPACT Centers were registered with the U.S. Food & Drug Administration and were certified pursuant to the Clinical Laboratory Improvement Amendments of 1988. In addition, the Company maintained pharmacy licenses for all IMPACT Centers having self-contained pharmacies, and state health care facility licenses, where required.

Reimbursement and Cost Containment

More than 50% of the net revenue of the Company’s practice management division and less than 2% of the revenue of the Company’s IMPACT division were derived from payments made by government sponsored health care programs (principally Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could have adversely affected the operations of the Company. The Company expected that the Federal Government would continue to constrain the growth of spending in the Medicare and Medicaid programs. To the extent the Company’s volume adjusted costs increased, the Company would not have been able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in non governmental insurance plans, it was increasingly unlikely that the Company would have been able to shift cost increases to non governmental payors.

Employees

As of May 20, 2002, the Company employed 14 persons, approximately 10 of whom were full-time employees. No employee of the Company is a member of a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

As of May 20, 2002, the Company leased approximately 9,000 square feet of space at 1805 Moriah Woods Boulevard, in Memphis, Tennessee, where the Company’s headquarters and central business office are located. The lease expired May 15, 2002, and was extended for up to sixty (60) days while various wind-down activities continue. Management believes that the Company’s properties are well maintained and suitable for its business operations until the liquidation process is completed.

ITEM 3. LEGAL PROCEEDINGS

The Company filed voluntary petitions seeking reorganization under Chapter 11 of the United States Bankruptcy Code on March 29, 2001. Additional information related to the filing is set forth under Part I, Item 1 and Part II, Item 7 of this Form 10-K and Note B of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

No material litigation is currently pending against the Company, and the Company is not aware of any outstanding claims against any former affiliated physician group that would have a material adverse effect on the Company’s financial condition or results of operations. The Company expects its former affiliated physician groups to be involved in legal proceedings incident to their business, most of which are expected to involve claims related to the alleged medical malpractice of its formerly affiliated oncologists.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about May 15, 2002, the Plan and Disclosure Statement were mailed to all shareholders of the Company. Because the secured claim of the Lenders and unsecured non-priority claims are not being paid in full, shareholders will receive nothing on account of their claims, and their interests in the Company will be cancelled on the effective date of the Plan. Therefore, shareholders were deemed to have rejected the Plan, and the votes of the shareholder class were not solicited.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock traded on the Nasdaq Stock Market under the symbol “ROIX” through March 14, 2001. The Company’s common stock was delisted from the Nasdaq Stock Market effective March 15, 2001 due to non-compliance with the listing standard that requires the Company’s stock to maintain a minimum bid price of $1.00 or more. The Company’s common stock is currently traded on the OTC Bulletin Board. As of May 20, 2002, the Company’s common stock was held by approximately 1,831 shareholders of record. Under the terms of the Plan, all issued and outstanding shares of the Company’s common stock will be cancelled and shareholders will receive no consideration for them.

The high and low closing sale prices of the Company’s common stock, as listed on the OTC Bulletin Board or Nasdaq National Market, were as follows for the quarterly periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Year Ended December 31, 2001			Year Ended December 31, 2000

	High	Low		High	Low

First Quarter	$0.469	$0.040	First Quarter	$3.063	$1.125
Second Quarter	$0.110	$0.040	Second Quarter	$1.375	$0.781
Third Quarter	$0.090	$0.035	Third Quarter	$1.875	$0.875
Fourth Quarter	$0.075	$0.030	Fourth Quarter	$0.969	$0.156

The Company has not paid any cash dividends on its common stock since the Company’s inception. Because the secured claim of the Lenders and unsecured non-priority claims are not being paid in full, shareholders will receive nothing on account of their claims and their interests in the Company will be cancelled on the effective date of the Plan.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities by the Company.

ITEM 6.	SELECTED FINANCIAL DATA (in thousands except per share data)

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report. See ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for information relating to the dispositions of business operations that affect the comparability of the information reflected herein and information regarding the uncertainty of the Company’s future financial condition.

	Years Ended December 31,

	2001	2000	1999	1998	1997

Net revenue	$118,085	$130,833	$135,567	$128,246	$101,920
Net earnings (loss)	(51,393)	(14,419)	(1,693)	(17,448)	4,202
Net earnings (loss) to common stockholders	(51,393)	(14,419)	(1,693)	(17,449)	4,199
Total assets	28,902	92,413	119,645	126,753	149,075
Long-term debt and capital lease obligations	-0-	303	36,025	33,252	35,443
Earnings (loss) per common share:
Basic	($4.18)	($1.17)	($0.14)	($1.45)	$0.36

Diluted	($4.18)	($1.17)	($0.14)	($1.45)	$0.36

On March 29, 2001, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Tennessee, Western Division. Although the Company is currently operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, the Company and the Lenders have filed a Joint Plan that provides for the liquidation of all of the Company’s assets and ultimate dissolution. The selected financial data above was derived from the Company’s consolidated financial statements. At December 31, 2001, the Company adjusted all of its physician practice management Service Agreements and associated assets to their net realizable values as measured by the termination and sale agreements that were finalized in the first and second quarters of 2002. However, the consolidated financial statements do not include any adjustments that might result from the establishment, settlement and classification of liabilities that may be required in connection with liquidation of the Company under Chapter 11 of the United States Bankruptcy Code.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Response Oncology, Inc. and its wholly-owned subsidiaries (the “Company”) was, prior to the events described herein, a comprehensive cancer management company. As of May 20, 2002, the Company has liquidated substantially all of its operating assets and anticipates that the remaining assets will be liquidated and all wind-down activities completed by the end of 2002. Prior to the sale of its assets, the Company provided advanced cancer treatment services through outpatient facilities known as IMPACT® Centers under the direction of practicing oncologists; owned the assets of and managed the nonmedical aspects of oncology practices; compounded and dispensed pharmaceuticals to certain oncologists for a fixed or cost plus fee; and conducted outcomes research on behalf of pharmaceutical manufacturers.

Filings Under Chapter 11 of the Bankruptcy Code

On March 29, 2001, the Company (excluding entities that are majority-owned by Response Oncology, Inc.) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the Western District of Tennessee, Western Division (the “Court”). The case is jointly administered under case number 01-24607-DSK. The Company is operating as a debtor-in-possession under the Code, which protects it from its creditors pending reorganization or liquidation under the jurisdiction of the Court. As debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Court. A statutory creditors committee may be appointed in the Chapter 11 case, but at this point such a committee has not been formed. As part of the Chapter 11 process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all prepetition claims against the Company.

The Court approved a disclosure statement (the “Disclosure Statement”) filed in connection with the First Amended Joint Plan (the “Plan”) by the Company and AmSouth Bank, as agent for itself, Bank of America, N.A. and Union Planters Bank, N.A. (the “Lenders”) on Friday, May 3, 2002. Under the Plan, originally filed April 12, 2002, and amended April 19, 2002, the Company’s outstanding common stock, preferred stock, options and warrants will be cancelled and current shareholders and warrantholders will not receive any consideration. The Plan is a liquidating plan and does not contemplate the financial rehabilitation of the Company or the continuation of its business. Most of the Company’s assets have been sold or are in the process of being liquidated, with such funds being paid to creditors as set forth in the Plan.

Under the Plan, the Lenders, whose outstanding secured claim was allowed in the amount of $29,545,087.31 by Court order dated October 26, 2001, will be paid all proceeds from the liquidation, except for amounts to be paid on account of allowed administrative and priority claims (estimated to be approximately $3,500,000), and $250,000, which will be distributed to general unsecured creditors. The liquidation of the Company’s assets will not return to the Lenders or general unsecured creditors the full amount of their claims.

The Court has set a hearing on the confirmation of the Plan for June 14, 2002, at 11:00 a.m. CDT. If the Plan is confirmed, upon completion of the liquidation of all the Company’s assets and distribution of those proceeds, the Company will be dissolved.

Generally, substantially all of the Company’s liabilities as of the filing date (“prepetition liabilities”) are subject to settlement under a plan of reorganization. Actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate as debtor-in-possession. Absent approval from the Court, the Company is prohibited from paying prepetition obligations. The Court has approved payment of certain prepetition obligations such as employee wages and benefits. Additionally, the Court has approved the retention of various legal, financial and other professionals. Schedules were filed by the Company with the Court setting forth its assets and liabilities as of the filing date as reflected in the Company’s accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or subsequently adjudicated before the Court. As previously discussed, a Plan has been filed by the Company and its secured lenders, but has not been confirmed. There can be no assurance that the Plan will be approved by the Company’s creditors.

Under the Code, the Company may elect to assume or reject real property leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court review. Parties affected by such rejections may file prepetition claims with the Bankruptcy Court in accordance with bankruptcy procedures. At this time, because of material uncertainties, prepetition claims are generally carried at face value in the accompanying financial statements. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for the majority of these items. Additionally, the net expense resulting from the Chapter 11 filing by the Company has been segregated and reported as reorganization costs in the consolidated statements of operations for the year ended December 31, 2001.

The Company’s consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 (SOP 90-7), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” In addition, the consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Based on the liquidation values of the Company’s assets sold in April and May of 2002, the carrying value of these assets has been adjusted to their net realizable value as of December 31, 2001. The financial statements include reclassifications made to reflect the liabilities that have been deferred under the

Chapter 11 proceedings as “Liabilities Subject to Settlement under Reorganization Proceedings.” Certain accounting and business practices have been adopted that are applicable to companies that are operating under Chapter 11.

IMPACT Services Generally, the Company has exited its IMPACT Services business that provided high dose chemotherapy with stem cell support to cancer patients on an outpatient basis. Through its IMPACT Centers, the Company had developed extensive medical information systems and databases containing clinical and patient information, analysis of treatment results and side effects and clinical care pathways. These systems and databases supported the Company’s clinical trials program, which involved carefully planned, uniform treatment regimens administered to a significant group of patients together with the monitoring of outcomes and side effects of these treatments. The clinical trials program allowed the Company to develop a rational means of improving future treatment regimens by predicting which patients are most likely to benefit from different treatments. The Company’s clinical trials assets and related infrastructure were sold in April 2002.

Pharmaceutical Sales to Physicians The Company provided pharmacy management services to certain medical oncology practices through its IMPACT Center pharmacies. These services included compounding and dispensing pharmaceuticals for a fixed or cost plus fee. The Company has sold or is in the process of selling all of its pharmacy management assets.

Oncology Practice Management Services During 1996, the Company adopted a strategy of diversification into physician practice management and ultimately consummated affiliations with 12 medical oncology practices, including 43 medical oncologists in Florida and Tennessee. Pursuant to management service agreements (“Service Agreements”), the Company provided management services that extended to all nonmedical aspects of the operations of the affiliated practices. Beginning in 1998, the Company recognized deterioration in the value of its Service Agreements through financial charges and termination and modification negotiations. As of May 10, 2002, the Company had terminated all of its Service Agreements and sold all of its assets related to oncology practice management services.

Cancer Research Services The Company’s cancer research services assets and related infrastructure were sold in April 2002. Since 1989, the Company had conducted a clinical trials program pursuant to which carefully planned, uniform treatments administered to a substantial number of IMPACT Center patients have been monitored and studied, with the results being collected in a database and utilized to predict outcomes and determine utilization of high dose chemotherapy as a treatment. In addition, the Company had recorded outcomes from over 4,000 cases in which high dose chemotherapy was utilized as a treatment and had developed treatment pathways, which forecast the best outcome with the lowest possible cost. Pursuant to agreements between the Company and the oncologists who supervised their patients’ treatment in IMPACT Centers, such oncologists were obligated to record and monitor outcomes, collect information and report such information to the Company.

Certain financial information relating to each of the Company’s reportable segments is included in Note L of the Company’s consolidated financial statements.

Results of Operations

2001 Compared to 2000

Net revenue decreased 10% to $118.1 million for the year ended December 31, 2001, compared to $130.8 million for the year ended December 31, 2000. The $9.1 million, or 65%, decrease in IMPACT Center revenue was due to overall decreases in referrals to the IMPACT Centers, with some continued pullback in breast cancer admissions resulting from high dose chemotherapy/breast cancer study results presented at ASCO in May 1999. In addition, the Company experienced a decline in insurance approvals on the high dose referrals obtained. These decreases in referrals and approvals led to the closure of numerous IMPACT Centers each year since 1999. As stated above, the Company has closed or is in the process of selling all remaining IMPACT Centers. Practice management service fees were $66.6 million in 2001 compared to $77.7 million in 2000 representing a 14% decrease. The net decrease was primarily due to the termination of a Service Agreement in February 2001. This decrease was partially offset by an 11% increase in practice management service fees on the remaining practice groups. Additionally, pharmaceutical sales to physicians increased $7.8 million, or 20%, from $38.5 million in 2000 to $46.3 million in 2001. This increase is due to increased drug utilization by the physicians serviced under these agreements, and the addition of one new pharmacy management contract effective February 1, 2001. The period over period increase was also larger due to the termination of pharmaceutical sales agreements with two physician practices effective July 1, 2000. Clinical research revenue decreased $.3 million in 2001 as compared to 2000. The Company sold this segment in April 2002.

Salaries and benefits costs decreased $5.8 million, or 27%, from $21.3 million in 2000 to $15.5 million in 2001. The decrease was primarily due to the termination of a Service Agreement in February 2001, the closure of 16 IMPACT Centers in 2001, and a significant reduction in corporate staffing. Salaries and benefits expense as a percentage of net revenue was 13% in 2001 and 16% in 2000.

Supplies and pharmaceuticals expense increased $.5 million, or 1%, from 2000 to 2001. The increase was primarily related to greater utilization of new chemotherapy agents with higher costs in the practice management division and increased volume in pharmaceutical sales to physicians. Supplies and pharmaceuticals expense as a percentage of net revenue was 76% and 68% for the years ended 2001 and 2000, respectively. The increase as a percentage of net revenue was due to the increase in pharmaceutical sales to physicians as well as general price increases in pharmaceuticals used in the practice management division. Pharmaceutical sales to physicians have lower margins than high dose treatment and physician practice management pharmaceutical margins.

Other operating expenses decreased $3.7 million, or 43%, from $8.7 million in 2000 to $5.0 million in 2001. Other operating expenses consist primarily of medical director fees, purchased services related to global case rate contracts, rent expense, and other operational costs. The decrease was primarily due to the closure of various IMPACT Centers and lower purchased services and physician fees as a result of lower IMPACT and cancer research volumes as compared to the year ended December 31, 2000.

General and administrative expense decreased $.8 million, or 12%, from $6.9 million in 2000 to $6.1 million in 2001. The decrease was primarily due to the net effect of decreased administrative expenses due to the closure of various IMPACT Centers and the termination of certain Service Agreements, offset by increased expenses for professional services, principally legal and consulting fees, related to the Company’s restructuring efforts prior to the filing of bankruptcy.

For the year ended December 31, 2001, all operating and general expenses other than those related to pharmaceuticals and supplies were reduced by $10.4 million, or 28%, as compared with those for the year ended December 31, 2000. These reductions reflect cost reduction and containment steps put in place in the first quarter of 2000, the closure of 16 IMPACT Centers during 2001, lower patient volumes, lower corporate overhead expenses, and the termination of a Service Agreement in February 2001.

Depreciation and amortization decreased $1.0 million from $4.6 million in 2000 to $3.6 million in 2001. The decrease is principally attributable to the write-off of the Service Agreement related to OHGSF in December 2000, resulting in a lower amortization in 2001.

Impairment of management service agreements and associated assets reflects the difference between the carrying value of the Company’s physician practice management assets (both tangible and intangible) and the amount of anticipated proceeds resulting from the termination and sale agreements. During the first and second quarters of 2002, the Company terminated all of its remaining Service Agreements and sold the associated assets to the physician groups that were parties to the agreements. At December 31, 2001, the Company adjusted the Service Agreements and associated assets to their net realizable values as measured by the termination and sale agreements. This resulted in an impairment charge of $42.1 million related to the Service Agreements and $5.0 million related to adjustments to associated assets. For the year ended December 31, 2000, the Company recorded an impairment charge related to the termination and sale of OHGSF.

Reorganization costs of $1.9 million consist of expenses for professional services, principally legal and consulting fees, that were incurred by the Company in 2001 after the filing of the bankruptcy petitions.

EBITDA (earnings (loss) before interest, taxes, depreciation and amortization) decreased $34.6 million to ($48.0) million for the year ended December 31, 2001 in comparison to ($13.4) million for the year ended December 31, 2000. Excluding the charge for impairment of management service agreements ($42.1 million) and related assets ($5.0 million), EBITDA decreased $3.4 to ($0.9) million for the year ended December 31, 2001 in comparison to $2.5 million for the year ended

December 31, 2000. EBITDA from the IMPACT services segment decreased $.3 million, or 119%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The decrease is primarily due to a decrease in referral volumes and high dose chemotherapy procedures. EBITDA from the physician practice management segment decreased $33.7 million for the year ended December 31, 2001 as compared to the year ended December 31, 2000. This decrease is primarily due to the charge of $47.1 million recorded in the fourth quarter of 2001 to adjust the Service Agreement and associated assets to their net realizable value related to the sale of all the physician practices. EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to service indebtedness. However, EBITDA should not be considered as an alternative to income (loss) from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of the Company’s operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

2000 Compared to 1999

Net revenue decreased 3% to $130.8 million for the year ended December 31, 2000, compared to $135.6 million for the year ended December 31, 1999. The $14.1 million, or 50%, decrease in IMPACT Center revenue reflected the confusion and related pullback in breast cancer admissions resulting from high dose chemotherapy/breast cancer study results presented at ASCO in May 1999. In addition, the Company experienced a decline in insurance approvals on the high dose referrals obtained. Since the release of the study results, the Company’s high dose business slowed significantly, as evidenced by a 49% decrease in high dose procedures in 2000 as compared to 1999. Practice management service fees were $77.7 million in 2000 compared to $68.4 million in 1999, for a 14% increase. This increase was due to growth in patient volumes for both non-ancillary and ancillary services and pharmaceutical utilization, and occurred despite a 7% decrease in the number of physicians under management agreements during the year ended December 31, 2000 as compared to 1999. Additionally, pharmaceutical sales to physicians increased $1 million, or 3%, from $37.5 million in 1999 to $38.5 million in 2000. This increase was due to increased drug utilization by the physicians serviced under pharmacy management agreements, but was partially offset by the termination of pharmaceutical sales agreements with two physician practices effective July 1, 2000.

Salaries and benefits costs decreased $4.5 million, or 17%, from $25.8 million in 1999 to $21.3 million in 2000. The decrease was primarily due to the termination of certain Service Agreements in 1999, the modification of a Service Agreement that resulted in a change in the manner in which physician compensation was recorded, the closing of various IMPACT Centers and a reduction in corporate staffing. Salaries and benefits expense as a percentage of net revenue was 16% in 2000 and 19% in 1999.

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

General and administrative expense increased $.4 million or 7%, from $6.5 million in 1999 to $6.9 million in 2000. The increase was primarily due to the net effect of increased expenses for professional services, principally consulting fees related to the Company’s restructuring efforts, and decreased administrative expenses due to the closure of various IMPACT Centers and the termination of certain Service Agreements.

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

EBITDA (earnings before interest, taxes, depreciation and amortization) decreased $19.8 million to ($13.4) million for the year ended December 31, 2000 in comparison to $6.4 million for the year ended December 31, 1999. EBITDA from the IMPACT services segment decreased $6.8 million, or 103%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The decrease was primarily due to a decrease in referral volumes and high dose chemotherapy procedures. In addition, during the second quarter of 2000, the Company received notices of termination of pharmaceutical sales agreements from two physician practices effective July 1, 2000. EBITDA from the physician practice management segment decreased $14.1 million, or 193%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. This decrease was primarily due to the charge of $16.0 million recorded in the fourth quarter of 2000 to adjust the Service Agreement and associated assets to their net realizable value related to the sale of a physician practice.

Liquidity and Capital Resources

At December 31, 2001, the Company’s working capital totaled $25.9 million, with current assets of $28.2 million and current liabilities of $2.3 million (excluding liabilities subject to settlement under reorganization proceedings of $44.1 million). Cash and cash equivalents represented $7.9 million of the Company’s current assets. As noted above, approximately $957,000 of the Company’s cash and cash equivalents as of December 31, 2001 is escrowed pursuant to the Company’s employee retention plan that was approved by the Bankruptcy Court in the third quarter of 2001. Positive working capital is primarily attributable to the change in balance sheet classification of liabilities subject to settlement under reorganization proceedings, as further described below.

Cash provided by operating activities was $9.1 million in 2001 as compared to cash provided by operating activities of $5.1 million in 2000. The increase in operating cash flow is largely attributable to a reduction on amounts due from affiliated physician groups resulting from sale proceeds and recovery of working capital associated with the sale and concurrent terminations of a Service Agreement in the first quarter of 2001. The increase is also attributable to the timing of payment of accounts payable and accrued expenses.

Cash provided by investing activities was $10,000 in 2001, principally related to the proceeds from the sale of equipment. Cash used by investing activities was $.6 million in 2000, principally related to the purchase of equipment.

Cash used in financing activities was $8.5 million in 2001 and $4.4 million in 2000. This increase is primarily attributable to additional payments on notes payable in 2001 as compared to 2000 and an increase in distributions to joint venture partners in 2001, as compared to 2000.

Under the terms of the Company’s Bankruptcy case, liabilities in the amount of $44.1 million are subject to settlement. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtor-in-possession. The ultimate amount and settlement terms for such liabilities are subject to the Plan, and accordingly, are not presently determinable.

Since the filing of the bankruptcy petitions, the Company has been operating under various interim cash collateral orders whereby the Company is authorized to utilize cash according to cash budgets approved by the Court. On October 26, 2001, a permanent cash collateral order was approved by the Court. Pursuant to the terms of the permanent cash collateral order, the Company was authorized to utilize cash according to approved cash budgets until the earlier of the occurrence of a specific defined event or March 31, 2002. Such defined events included, but were not limited to, the filing of a reorganization plan, the sale of all of the assets of the Company, conversion of the cases to Chapter 7 of the Code, or the occurrence of an uncured default. Furthermore, a lump sum principal payment to the Lenders of $2.6 million was made on October 31, 2001. The terms of the permanent cash collateral order also provide for the payment of interest to the Lenders at the non-default rate as set forth in the original credit agreement (currently LIBOR plus 2.5%). On April 12, 2002, an order extending and modifying the order entered on October 26, 2001 was approved by the Bankruptcy Court. Pursuant to the terms of this amendment, the termination date for the use of cash collateral was extended until July 15, 2002. Furthermore, additional default provisions were added to the order. Such additional defaults include, but are not limited to, failure of the Company to support through confirmation the joint plan of liquidation, the disposition or settlement of any assets without full consultation of the Lenders, payment of any additional professional fees above the amount set forth in the budget, and the accrual of additional professional fees in excess of $250,000 for services performed for the period from April 1, 2002, through the effective date of the Plan. The Company’s historical cash flow since the filing of the petitions and current cash budgets indicate sufficient liquidity to fund its operations during the aforementioned periods.

On July 31, 2001 (and subsequently amended on or about January 25, 2002), the Court approved the establishment of an Employee Retention Plan (“ERP”) by the Company in order to provide monetary incentives for certain employees to remain with the Company during its restructuring and liquidation efforts. The ERP also provides severance benefits for certain employees in the event of a “without cause” termination. In addition, amendments to certain employment agreements of officers of the Company were approved. Pursuant to these court orders, approximately $1.3 million was placed in escrow for the benefit of various employees and officers related to the stay bonus components of the ERP and employment contracts. At December 31, 2001, approximately $957,000 in ERP funds is reflected in cash and cash and equivalents. The aggregate contingent liability of the ERP, including certain employment agreements, is approximately $1.9 million as of December 31, 2001. Approximately $1.1 million was paid out to certain employees and officers from January 1, 2002, through May 20, 2002, and such amounts were not accrued in the consolidated financial statements as of and for the year ended December 31, 2001 because the triggers for payment of such obligations occurred in 2002.

The terms of the Company’s original lending agreement provided for a $42.0 million Credit Facility, to mature in June 2002, to fund the Company’s acquisition and working capital needs. The Credit Facility, originally comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus an original spread between 1.375% and 2.5%, depending upon borrowing levels. The Company was also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. The Company is subject to certain affirmative and negative covenants which, among other things, originally required that the Company maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth. This original lending agreement was subsequently and significantly amended in November 1999 and March 2000, as described below.

In November 1999, the Company and its Lenders amended certain terms of the Credit Facility. As a result of this amendment, the Revolving Credit Facility was reduced from $7.0 million to $6.0 million and the interest rate was adjusted to LIBOR plus a spread of 3.25%. The Company’s obligation for commitment fees was adjusted from a maximum of .5% to .625% of the unused portion of the Revolving Credit Facility. Repayment of the January 1, 2000 quarterly installment was accelerated. In addition, certain affirmative and negative covenants were added or modified, including minimum EBITDA requirements for the fourth quarter of 1999 and the first quarter of 2000. Compliance with certain covenants was also waived for the quarters ended September 30, 1999 and December 31, 1999.

On March 30, 2000, the Company and its Lenders again amended various terms of the Credit Facility. As a result of this amendment, certain affirmative and negative covenants were added (including minimum quarterly cash flow requirements through March 2001), and certain other existing covenants were modified. Additionally, certain principal repayment terms were modified and future and current compliance with specific covenants was waived. Finally, the maturity date of the Credit Facility was accelerated to June 2001.

During the third quarter of 2000, the Company did not meet certain financial covenants of the Credit Facility, including those related to minimum cash flow requirements, resulting in an event of default under the Credit Facility. This occurred primarily due to further erosion in high dose chemotherapy volumes. As a result of this event of default, the Company’s Lenders adjusted the interest rates on the outstanding principal to the default rate of prime plus 3% (12.5% at the time of default) and terminated any obligation to advance additional loans or issue letters of credit. Under the terms of the Credit Facility, additional remedies available to the Lenders (as long as an event of default exists and has not been cured) included acceleration of all principal and accrued interest outstanding, the right to foreclose on related security interests in the assets of the Company and stock of its subsidiaries, and the right of setoff against any monies or deposits that the Lenders have in their possession.

Effective December 29, 2000, the Company executed a forbearance agreement with its Lenders. Under the terms of the forbearance agreement, the Lenders agreed to forbear from enforcing their rights or remedies pursuant to the Credit Facility documents until the earlier of (i) March 30, 2001 (as amended), or (ii) certain defined events of default. During this period, the interest rate was adjusted to prime plus 2%. The forbearance agreement also provided that a financial advisor be retained by the Company to assist in the development of a restructuring plan and to perform certain valuation analyses.

With the Company’s March 29, 2001 Chapter 11 bankruptcy filing, any potential future revisions to the Credit Facility are subject to Chapter 11 reorganization or liquidation processes (described elsewhere in conjunction with discussion of the filing). Additionally, as of the date of the bankruptcy filing, the Company was in technical default under the terms of the Credit Facility. Consistent with all of the above-described factors, the Company has classified all amounts due under the Company’s Credit Facility as a liability subject to settlement under reorganization proceedings in the accompanying consolidated balance sheet as of December 31, 2001. The amounts due under the Company’s Credit Facility were classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2000. At December 31, 2001, $26.4 million aggregate principal was outstanding under the Credit Facility with an interest rate of approximately 5.2%.

The Company entered into a LIBOR-based interest rate swap agreement (“Swap Agreement”) with the Company’s Lender as required by the terms of the Credit Facility. Effective July 1, 2000, the Company entered into a new Swap Agreement. Amounts hedged under this most recent Swap Agreement accrued interest at the difference between 7.24% and the ninety-day LIBOR rate and were settled quarterly. The Company has hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement terminated upon the filing of the Company’s bankruptcy petitions and has not been renewed.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Pursuant to the physician practice management sale transactions that occurred in the first and second quarters of 2002, the related subordinated debt that was forgiven as part of these transactions was adjusted to the net realizable value at December 31, 2001. The unpaid principal amount of a note related to a practice management affiliation was $50,000 at December 31, 2001.

The Company is committed to future minimum lease payments under operating leases of $.6 million for administrative and operational facilities.

Health Insurance Portability and Accountability Act of 1996

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandated the development of regulations to standardize electronic healthcare transactions and to ensure the privacy and protection of individually identifiable health information. On August 17, 2000, the Department of Health and Human Services (“HHS”) published the first final rule of this set, Standards for Electronic Transactions (“Transactions Rule”). Most entities subject to the Transactions Rule must be in compliance by October 16, 2003. On December 28, 2000, HHS published a second final rule, addressing the privacy of individually identifiable health information (“Privacy Rule”). Most entities subject to the Privacy Rule are currently required to be in compliance by April 14, 2003. A third final regulation establishing a unique identifier for employers to use in electronic health care transactions was published on May 31, 2002. Two other HIPAA components — a rule creating a unique identifier for providers to use in such transactions and a rule setting standards for the security of electronic health information – were proposed in 1998, but have not been finalized. Still to be proposed are rules establishing a unique identifier for health plans for electronic transactions, standards for claims attachments, and enforcement standards. Plans for a national individual identifier rule have been placed on hold.

The Company will likely be dissolved prior to implementation of the HIPAA regulations.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Statement 141 requires upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with Statement 142’s transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

Any unamortized negative goodwill (and equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company will have no unamortized identifiable intangible assets that will be subject to the transitional provisions of Statements 141 and 142. Amortization expense related to identifiable intangible assets was $3.0 million and $2.2 million for the years ended December 31, 2000 and 2001, respectively

In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the fiscal year beginning after December 15, 2001, and has adopted its provisions for the quarter ended March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. Furthermore, the Company will have no unamortized identifiable intangible assets. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposition activities.

Critical Accounting Policies

Financial Reporting Release No. 60, recently issued by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of the Company’s more significant accounting policies.

The Company’s consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 (SOP 90-7), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” In addition, the consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Based on the liquidation values of the Company’s assets sold in April and May of 2002, the carrying value of these assets has been adjusted to their net realizable value as of December 31, 2001. The financial statements include reclassifications made to reflect the liabilities that have been deferred under the Chapter 11 proceedings as “Liabilities Subject to Settlement under Reorganization Proceedings.” Certain accounting and business practices have been adopted that are applicable to companies that are operating under Chapter 11.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure has been to changes in interest rates obtainable on its Credit Facility. The Company’s interest rate risk objective has been to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowings by selecting interest periods for tranches of the Credit Facility that are more favorable to the Company based on the current market interest rates. Prior to the Company’s bankruptcy filing, the Company had the option of fixing current interest rates for interest periods of 1, 2, 3 or 6 months. Since the filing of the

Company’s bankruptcy petitions and consistent with the cash collateral orders, interest rates have been set exclusively for one-month periods.

The Company was also a party to a LIBOR based interest rate swap agreement (“Swap Agreement”), effective July 1, 2000, with the Company’s Lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrued interest at the difference between 7.24% and the ninety-day LIBOR rate and were settled quarterly. The Swap Agreement terminated upon the filing of the Company’s bankruptcy petitions and has not been renewed. The Company does not enter into derivative or interest rate transactions for speculative purposes.

At December 31, 2001, $26.4 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 5.2%. The Company does not have any other material market-sensitive financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is submitted in a separate section of this report (see pages 36 through 55).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers of the Company

Charles E. Sweet, President and Chief Executive Officer: Mr. Sweet, age 46, joined the Company as President and Chief Executive Officer in April 2002. Prior to joining Response Oncology, Inc., he served as President and Chief Executive Officer of Physician Health Corporation, a PPM specializing in radiation oncology and comprehensive cancer treatment from October 2000 until April 2002. From December 1998 until January 2000 he served as President and Chief Executive Officer and from May 1998 to December 1998 as Chief Operating Officer and Chief Information Officer of BMJ Medical Management, Inc., a PPM specializing in orthopedics. From 1984 until May 1998, Mr. Sweet held several positions including Chief Operating Officer, Chief Information Officer, and Regional Vice President with Mercy Health Services, a large, not-for-profit health care system located in the Midwest. Mr. Sweet has been Chairman of the Board of Sarcom, a value added reseller of computer equipment and services, since October 2001. In addition, he has served as a director with BMK Inc., a wholesale distributor of grocery and drug store products since March 2002, and sole director of Rehab Designs of America, a prosthetics and orthotics company, since December 2001.

Peter A. Stark, Executive Vice President and Chief Financial Officer: Mr. Stark, age 33, has served as Executive Vice President and Chief Financial Officer since November 2000. Prior to his appointment as CFO, Mr. Stark served as the Company’s Interim Chief Financial Officer from November 1999 until October 2000 and as the Company’s controller from March 1997 until October 1999. Prior to joining the Company, from November 1993 until March 1997, Mr. Stark served as corporate controller for The Pallet Factory, Inc., a manufacturing company headquartered in Memphis, Tennessee. From August 1990 until October 1993, Mr. Stark was a senior associate in business assurance with the international accounting firm of Coopers & Lybrand. Mr. Stark is a certified public accountant.

Directors

On April 24, 2002, pursuant to the Court’s order extending permission for the Company to use cash collateral and to make certain bonus and severance payments (the “Cash Collateral Order”), Anthony LaMacchia, the Company’s President and Chief Executive Officer, was terminated, and resigned from his position on the Company’s Board of Directors (the “Board”) along with all other then-existing members of the Board. Charles E. Sweet replaced Mr. LaMacchia as President and Chief Executive Officer and also serves as Chairman of the Board. Peter A. Stark, the Company’s Chief Financial Officer, and James A. Skinner filled the other Board positions, pursuant to the Court’s Cash Collateral Order. Biographical information on Mr. Skinner, the sole member of the Company's Board who is not an executive officer, is provided below.

James A. Skinner, Director: Mr. Skinner, age 63, joined the Board in April 2002. He has been President and director, Cumberland & Ohio Co. of Texas since 1970, specializing in consulting for distressed businesses, either in workout, turnaround and/or bankruptcy. For the past several years, Mr. Skinner has been engaged by a trustee to manage defaulted municipal bonds and private placement notes for which the trustee serves as indenture trustee. Mr. Skinner has been involved with businesses such as brick manufacturing, television production companies, healthcare (such as physician practice management, nursing homes, hospitals, and assisted living facilities) meat packing plants, recreational vehicle campgrounds, ready mix concrete, sand and gravel aggregate ventures, and barge lines.

Pursuant to the terms of the Plan, upon confirmation, Mr. Sweet will become the sole director and officer of the Company and the designated “wind-down” person.

ITEM 11. EXECUTIVE COMPENSATION

Employment Contracts; Change of Control Arrangements

     Effective November 1, 1999, and January 1, 2001, respectively, each of Messrs. LaMacchia and Stark executed an employment agreement. The employment agreements provide for the following base salaries: Mr. LaMacchia —

$325,000; and Mr. Stark — $185,000. Annual bonuses were determined in accordance with policies, and were based on performance targets, established by the Compensation Committee. The terms and conditions of each of the employment agreements of Messrs. LaMacchia and Stark are described below.

     As discussed below, Mr. LaMacchia’s employment by the Company was terminated on April 24, 2002. As discussed below in “Severance and Termination Agreements,” Dr. Braslow, the former Chief Medical Officer, executed a termination agreement with the Company in 2001. The original contract with Dr. Braslow provided for a base salary of $225,000.

     Employment Agreement with Mr. LaMacchia. Mr. LaMacchia executed an employment agreement effective as of November 1, 1999 pursuant to which he agreed to serve as the Company’s President and Chief Executive Officer. Certain terms of Mr. LaMacchia’s employment agreement were amended effective January 1, 2001, and further amended upon assumption of his contract by the Company and by Court Order dated July 30, 2001 (“Amended LaMacchia Agreement”).

     On April 24, 2002, pursuant to the Court’s order extending permission for the Company to use cash collateral and to make certain bonus and severance payments (the “Cash Collateral Order”), Mr. LaMacchia was terminated and resigned from his Board position along with all other then-existing members of the Board. This was done in order to reduce the total costs of the estate and because most, if not all, of the operating assets of the Company had been sold or were in the process of being sold. Pursuant to the “without cause” termination provisions of the Amended LaMacchia Agreement, Mr. LaMacchia was paid approximately $859,000 (the “Payment”) upon his termination. The Payment was in satisfaction of all of Mr. LaMacchia’s claims against the Company, including bonuses, severance and other benefits. Pursuant to the Amended LaMacchia Agreement, the Payment included a stay bonus in the amount of $325,000, severance of $507,000, and approximately $27,000 in health benefits and payments associated with loan forgiveness. In addition, the Company forgave principal and interest on a note from Mr. LaMacchia in the approximate amount of $100,000.

     Prior to the funding of the Payment, Mr. LaMacchia was required to satisfy several conditions as outlined in the Cash Collateral Order. These conditions included: (i) the execution of certain asset purchase agreements related to the physician practice management groups; (ii) the filing of motions seeking Court approval of the aforementioned agreements; (iii) the approval of Charles Sweet by resolution of the Board as successor to Mr. LaMacchia; (iv) the resignation of the existing Board; (v) the filing of the Plan with the Court without it being unilaterally withdrawn or amended by the Company; and (vi) the Cash Collateral Order becoming a final order.

     Employment Agreement with Mr. Stark. The Company executed an agreement with Mr. Stark effective January 1, 2001, by which he agreed to serve as the Company’s Chief Financial Officer. Certain terms of Mr. Stark’s employment agreement were amended upon assumption of his contract by the Company and by Court Order dated July 30, 2001 (“Amended Stark Agreement”). The Amended Stark Agreement provides a compensation package which includes a base salary of $185,000 and an annual bonus for up to 40% of the base salary, subject to the Board’s evaluation of Mr. Stark’s performance and meeting performance targets established annually by the Board. In addition, Mr. Stark is entitled to all other employee benefits for which any salaried employee of the Company is eligible.

     Mr. Stark is eligible to receive a stay bonus equal to $148,000 to encourage him to remain with the Company during the bankruptcy and liquidation period. The stay bonus will be payable to Mr. Stark within ten days of the effective date that the Company emerges from bankruptcy, confirms a plan of liquidation, or converts to a Chapter 7. Pursuant to the terms of the Amended Stark Agreement, the stay bonus is carved-out and escrowed for the benefit of Mr. Stark.

     Mr. Stark is also eligible to receive a restructuring bonus of up to $292,000 based on the level of proceeds available to creditors of the bankruptcy estate. If the secured debt of the Company is not paid in full or assumed by a third party, then no portion of the restructuring bonus is earned. The Amended Stark Agreement also provided time enhancement bonuses that would have been payable if the bankruptcy case had been concluded by January 31, 2002. A portion of the restructuring bonus and/or severance benefits (as described below) in the amount of $50,000 is carved-out and escrowed for the benefit of Mr. Stark.

     If Mr. Stark is terminated as a result of a “change in control,” as defined by Section 280G of the Internal Revenue Code of 1986, as amended, or a change in ownership of greater than 50% of the Company’s assets, the Company agreed to pay Mr. Stark a supplemental bonus. If Mr. Stark is terminated within four months prior to or within one year following the change in control, this bonus will be payable to Mr. Stark within 60 days of his termination, in a lump-sum equal to the lesser of (a) his stay bonus, plus an amount of money equal to 1.5 times the sum of (i) his base salary plus (ii) his annual target bonus, which is 40% of his base salary, or (b) the stay bonus, restructuring bonus (including any time enhancement bonus) plus the cash severance payments described in subsection (a) above.

     If Mr. Stark is terminated without cause after November 30, 2001, the Company has agreed to pay Mr. Stark an amount equal to 1.5 times his then base salary plus any unpaid stay bonus, and the Company will continue his health and welfare benefits for a period of eighteen (18) months or, if a lesser period, until he obtains comparable benefits from another employer. It is anticipated that Mr. Stark will be terminated without cause on or about June 30, 2002.

     In accordance with his employment agreement, the Company granted Mr. Stark options to purchase 100,000 shares of the Company’s common stock from its 1996 Stock Incentive Plan, all vesting on the grant date with an exercise price of $0.313 a share.

     Mr. Stark’s agreement has a term of two years from the effective date and is automatically renewed for successive one-year terms, unless terminated by either party within 90 calendar days before the end of the initial or renewal terms.

Severance and Termination Agreement

     Dr. Braslow executed an employment agreement effective September 18, 2000, pursuant to which he agreed to serve as the Company’s Executive Vice President and Chief Medical Officer. Effective June 30, 2001, Dr. Braslow executed a termination agreement and release with the Company. Pursuant to the terms of his termination agreement, Dr. Braslow agreed to accept a lump-sum severance of $77,000, less applicable withholding and employment taxes. Dr. Braslow agreed to forfeit all options and all rights to exercise such options that were granted to him in his original employment agreement and released the Company from any and all claims.

Compensation Tables

     The following table sets forth the compensation for services rendered in all capacities to the Company for each of the fiscal years ended December 31, 2001, 2000 and 1999, of (1) each individual who served as the Company’s Chief Executive Officer during the year ended December 31, 2001, (2) the Company’s other most highly compensated executive officer as of December 31, 2001 whose total annual salary and bonus exceeded $100,000 and (3) one additional person who ceased being executive officers during the year ended December 31, 2001 but who would have been one of the four most highly compensated executive officers as of year end if he had been an executive officer as of such time (collectively, the “named executive officers”):

SUMMARY COMPENSATION TABLE

		ANNUAL		LONG TERM		OTHER COMPENSATION
		COMPENSATION		COMPENSATION AWARDS

NAME AND PRINCIPAL				OPTIONS/	LTIP
POSITION	YEAR	SALARY	BONUS	SARs	PAYOUTS	401(k) PLAN (1)	OTHER (2)
Nelson M. Braslow, M.D.
Executive Vice	2001	$113,339	—	—	—	—	$116,700	(4)
President and Chief	2000	60,577	—	150,000	—	$110	25,460
Medical Officer (3)	1999	—	—	—	—	—	—
Anthony M. LaMacchia	2001	$315,742	—	—	—	—	$16,000
President and Chief	2000	315,000	$70,000	—	—	$1,750	92,674	(6)
Executive Officer (5)	1999	48,462	—	500,000	—	—	—
Peter A. Stark Executive	2001	$182,896	$50,000	100,000	—	—	—
Vice President and Chief	2000	154,711	22,125	—	—	$1,750	—
Financial Officer (7)	1999	113,462	27,125	50,000	—	1,750	—

(1)	The amounts set forth in this column include Company matching contributions paid or accrued to the named executive officer’s account in the Company’s 401(k) Profit Sharing Plan, pursuant to which substantially all employees of the Company are eligible to participate. The Company suspended matching contributions to this plan in 2001 and terminated this plan effective February 28, 2002.

(2)	Other compensation includes amounts paid by the Company to executive officers for severance agreements, vacation payouts, relocation assistance, and loan forgiveness.

(3)	Dr. Braslow commenced employment with the Company as Chief Medical Officer in September 2000 and terminated his employment in June 2001. See “Severance and Termination Agreement.”

(4)	Dr. Braslow was paid $77,000 pursuant to his severance agreement and $39,700 in relocation assistance in 2001.

(5)	Mr. LaMacchia commenced employment with the Company as President and Chief Executive Officer in November 1999 and terminated his employment in April 2002.

(6)	The Company loaned Mr. LaMacchia $40,000 on November 16, 1999 pursuant to the terms of his employment agreement. This loan was forgiven on January 31, 2001. Mr. LaMacchia received certain termination payments in April 2002. See “Employment Agreements; Change of Control Arrangements.”

(7)	Mr. Stark served as the Company’s Controller from March 1997 until his appointment to Interim Chief Financial Officer in November 1999. He was appointed Executive Vice President and Chief Financial Officer in November 2000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information on option grants during the 2001 fiscal year to the named executive officers. No other options were granted to the named executive officers in fiscal 2001.

Individual Grants

Potential
		% of Total			Realizable Value
		Options			At Assumed Rates of
		Granted To Employees	Exercise		Annual Stock Price
	Options	In	Price	Expiration	Appreciation for
	Granted	Fiscal Year	($/Share)(1)	Date	Option Term (2)
					5%	10%
Peter A. Stark	100,000	12.6%	$0.313	01/31/11	$19,684	$49,884

(1)	Exercise price represents fair market value of the Common Stock at the date the stock option was granted.

(2)	The amounts reflected were computed pursuant to instruction 7 to Item 402(c) of Regulation S-K and are not intended to be a prediction of future appreciation in market value of the Common Stock. No gain to the recipient of the foregoing options is realizable by the named executive without an increase in the market value of the Common Stock that benefits all shareholders. Pursuant to the Plan, upon confirmation, all options and warrants for the Company’s common stock will be cancelled. The confirmation hearing is currently set for June 14, 2002.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

The following table provides information with respect to the value of unexercised options of each named executive officer at December 31, 2001. No named executive officer exercised any options during the year ended December 31, 2001.

	Number of Shares Underlying		Value of Unexercised
	Unexercised Options		In-the-Money Options
	At Fiscal Year End		at December 31, 2001 (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony M. LaMacchia (2)	500,000	0	$0	$0
Peter A. Stark	180,000	0	$0	$0

(1)	Pursuant to the Plan, upon confirmation, all options and warrants for the Company’s common stock will be cancelled. The confirmation hearing is currently set for June 14, 2002.

(2)	Mr. LaMacchia’s options were cancelled upon his termination in April 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information as of May 20, 2002, based on filings with the Securities and Exchange Commission (“SEC”) and information otherwise known to the Company, regarding each beneficial owner of more than five percent of its common stock:

	Amount and Nature of
Name of Beneficial Owner	Beneficial Owner	Percent of Class (1)

William D. Grant One Ward Parkway, Suite 130 Kansas City, MO 64112	1,086,527	8.92%

William H. West, M.D. 1805 Moriah Woods Blvd. Memphis, TN 38117	937,463 (2)	7.70%

(1)	The percentages shown are based on 12,178,701 shares of common stock outstanding on May 20, 2002 plus, as to each individual and group listed, the number of shares of common stock deemed to be owned by such holder, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), assuming conversion of any shares of the Company’s Series A Preferred Stock and exercise of any options and warrants held by such holder, which stock, options and warrants may be converted or exercised within 60 days of May 20, 2002. Pursuant to the Plan filed upon confirmation, all options and warrants for the Company’s common stock will be cancelled. The confirmation hearing is currently set for June 14, 2002.

(2)	Includes 246,483 shares of common stock which Dr. West has the right to acquire pursuant to the exercise of options and excludes options to purchase 16,666 shares of common stock that are not exercisable within 60 days of May 20, 2002. Pursuant to the Plan filed upon confirmation, all options and warrants for the Company’s common stock will be cancelled. The confirmation hearing is currently set for June 14, 2002.

Security Ownership of Management

The following table sets forth the beneficial ownership of Common Stock as of May 20, 2002 by (i) each director, (ii) the Chief Executive Officer and one other executive officer named in the Summary Compensation Table, and (iii) all directors and executive officers as a group. Unless otherwise noted, the persons named in the table have sole voting and sole investment power or share voting an investment power with their respective spouses.

	Amount and Nature of		Percent of
Name of Beneficial Owner	Beneficial Ownership		Class (1)

Nelson M. Braslow, M.D. Former Executive Vice President and Chief Medical Officer	—		—
Anthony M. LaMacchia Former President and Chief Executive Officer and Director	—		—
James A. Skinner Director	—		—
Peter A. Stark Executive Vice President, Chief Financial Officer and Director	180,000	(2)	1.48%
Charles E. Sweet President, Chief Executive Officer and Director	—		—
All directors and officers as a group (5 persons)	180,000	(2)	1.48%

(1)	The percentages shown are based on 12,178,701 shares of common stock outstanding on May 20, 2002 plus, as to each individual and group listed, the number of shares of common stock deemed to be owned by such holder, for purposes of Rule 13d-3 under the Exchange Act, assuming exercise of any options held by such holder, which options may be exercised within 60 days of May 20, 2002. Pursuant to the Plan filed upon confirmation, all options and warrants for the Company’s common stock will be cancelled. The confirmation hearing is currently set for June 14, 2002.

(2)	Includes 180,000 shares of common stock which Mr. Stark has the right to acquire pursuant to the exercise of options. Pursuant to the Plan filed upon confirmation, all options and warrants for the Company’s common stock will be cancelled. The confirmation hearing is currently set for June 14, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who own more than 10% of a registered class of the Company’s securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of reports filed with the SEC, all reports required to be filed with the SEC by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years have been filed in a timely manner.

Compensation of Directors

Directors who are executive officers or employees of the Company do not receive additional remuneration as directors. Until their resignation in April 2002, independent directors of the Company received an annual retainer fee of $10,000, $1,500 for each Board meeting attended, and $750 for each committee meeting attended. Such compensation was payable in respect of all duly noticed meetings and was payable whether the director attended in person or by telephone. Such compensation could have been deferred at the election of the director and paid later in cash or in shares of common stock. Independent directors were granted options to purchase 1,000 shares of common stock during each calendar quarter of service as a director. To ensure compliance with Rule 16b-3 under the Exchange Act, no options granted to such independent directors could be exercised earlier than six months from the grant date.

Currently, the Company’s only director who is not an executive officer is compensated at a rate of $200 per hour. All directors are eligible to receive reimbursement of expenses, if any, incurred in attending meetings of the Board and its committees.

Compensation Committee Interlocks And Insider Participation In Compensation Decisions

There were no compensation interlocks in 2001, and no insider participated in decisions relating to his compensation in 2001. The members of the Company’s Compensation Committee during 2001 were as follows: P. Anthony Jacobs (Chairman), Frank M. Bumstead, Lawrence Kugelman, and James R. Seward.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to his original employment agreement, the Company sold to Mr. LaMacchia on November 16, 1999, 300,000 shares of common stock in consideration of Mr. LaMacchia’s promissory note in the principal amount of $300,000 payable in full on the fifth anniversary of the date of the note, bearing interest at the annual rate of 6.08% payable annually in arrears. Payment under the note was subject to demand and acceleration of (i) the entire principal amount if Mr. LaMacchia’s employment was terminated with cause or in connection with a change of control or if he voluntarily terminated his employment and (ii) one-half of the principal amount, with the other half forgiven, if his employment was terminated without cause. On January 1, 2001, the Company amended Mr. LaMacchia’s promissory note and agreed to reduce the principal amount by and forgive the repayment of $204,000. The Company also loaned to Mr. LaMacchia $40,000 on November 16, 1999, evidenced by an unsecured promissory note bearing interest at the annual rate of 5.57%. The note was to be repaid on January 31, 2000 unless Mr. LaMacchia had not by that time been terminated for cause, in which case the note would be forgiven. The note and accrued interest were forgiven as of January 31, 2000.

Pursuant to the terms of Mr. LaMacchia’s termination in April 2002, all remaining principal and interest on the above-referenced $300,000 note was forgiven.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) — The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(3) LISTING OF EXHIBITS

2(a)	Stock Purchase Agreement between the Registrant and stockholders of Oncology Hematology Group of South Florida (filed as Exhibit 10(m) to Registrant’s Form 8-K filed January 17, 1996 (File No. 0-15416) and incorporated herein by reference)
2(b)	Purchase and Sale Agreement between the Registrant, Knoxville Hematology Oncology Associates and Partners of Knoxville Hematology Oncology Associates (filed as Exhibit 10(q) to Registrant’s Form 8-K filed April 15, 1996 (File No. 0-15416) and incorporated herein by reference)
2(c)	Stock Purchase Agreement between the Registrant and stockholders of Jeffrey L. Paonessa, M.D., P.A. (filed as Exhibit 10(s) to Registrant’s Form 8-K filed July 5, 1996 (File No. 0-15416) and incorporated herein by reference)
2(d)	Stock Purchase Agreement between the Registrant and stockholders of Southeast Florida Hematology Oncology Group, P.A. (filed as Exhibit 2(d) to Registrant’s Form 8-K filed July 15, 1996 (File No. 0-15416) and incorporated herein by reference)
2(e)	Asset Purchase Agreement by and among the Registrant, stockholders of The Center for Hematology-Oncology, P.A. and the Registrant’s Form 8-K filed October 21, 1996 (File No. 1-09922) and incorporated herein by reference
2(f)	Stock Purchase Agreement by and among the Registrant, stockholders of Hematology Oncology Associates of the Treasure Coast, P.A., and Hematology Oncology Associates of the Treasure Coast, P.A. (filed as Exhibit 10(z) to the Registrant’s Form 8-K filed November 5, 1996 (File No 1-09922) and incorporated herein by reference)
2(g)	First Amended Joint Plan and Disclosure Statement filed by Registrant and AmSouth Bank, as Agent for the Lenders, filed April 19, 2002
3(a)	Charter (1)
3(b)	Bylaws (2)
4	Trust Indenture, Deed of Trust and Security Agreement dated April 3, 1990 (3)
10(a)	Registrant’s 1985 Stock Option Plan, as amended (4)
10(b)*	Registrant’s 1990 Non-Qualified Stock Option Plan, as amended** (6)(8)
10(c)*	Employment agreement between the Registrant and William H. West, M.D. dated January 1, 1995*
10(d)*	Employment agreement between the Registrant and Joseph T. Clark dated July 1, 1995**(7)
10(e)	Service Agreement between the Registrant and stockholders of Oncology Hematology Group of South Florida (filed as Exhibit 10(n) to Registrant’s Form 8-K filed January 17, 1996 (File No. 0-15416) and incorporated herein by reference)
10(f)**	Amendment to 1990 Registrant’s Non-Qualified Stock Option Plan adopted April 20, 1995 (7)
10(g)	Service Agreement between the Registrant and stockholders of Jeffrey L. Paonessa, M.D., P.A. (filed as Exhibit 10(t) to Registrant’s Form 8-K filed July 5, 1996 (File No. 0-15416) and incorporated herein by reference)
10(h)	Service Agreement between the Registrant and stockholders of Southeast Florida Hematology Oncology Group, P.A. (filed as Exhibit 10(u) to Registrant’s Form 8-K filed July 15, 1996 (File No 0-15416) and incorporated herein by reference)
10(i)**	Amendment No. 3 to 1990 Registrant’s Non-qualified Stock Option Plan adopted December 16, 1995 (8)
10(j)	Service Agreement between the Registrant, Rosenberg & Kalman, M.D., P.A., and stockholders of R&K, M.D., P.A. (filed as Exhibit 10(x) to Registrant’s Form 8-K filed September 18, 1996 (File No. 1-09922) and incorporated herein by reference)
10(k)	Loan Agreement dated April 21, 1997 between Registrant, NationsBank of Tennessee, N.A., AmSouth Bank of Tennessee and Union Planters National Bank (10)
10(l)	Registrant’s 1996 Stock Incentive Plan (9)
10(m)	Second amendment to First Amended and Restated Loan Agreement dated March 31, 1999 between Registrant, NationsBank of Tennessee, N.A., AmSouth Bank of Tennessee and Union Planters National Bank (11)

10(n)	First Amendment to Revolving Credit Note dated March 31, 1999 between Registrant, NationsBank of Tennessee, N.A., AmSouth Bank of Tennessee and Union Planters National Bank (11)
10(o)	Credit Agreement dated June 10, 1999 between Registrant, AmSouth Bank, Union Planters National Bank and NationsBank, N.A. (12)
10(p)	Swap Agreement dated June 25, 1999 between Registrant and NationsBank, N.A. (12)
10(q)	Employment Agreement between Registrant and Anthony M. LaMacchia (13)
10(r)	First Amendment to Credit Agreement dated September 30, 1999, between Registrant, AmSouth Bank, Union Planters Bank, N.A. and Bank of America, N.A. (14)
10(s)	Second Amendment to Credit Agreement dated March 30, 2000, between Registrant, AmSouth Bank, Union Planters Bank, N.A. and Bank of America, N.A (15)
10(t)	Employment Agreement between Registrant and Patrick J. McDonough (16)
10(u)	Swap Agreement dated June 29, 2000 between Registrant and Bank of America, N.A. (16)
10(v)	Employment Agreement between Registrant and Nelson M. Braslow, M.D. (17)
10(w)	Forbearance Agreement dated December 29, 2000, between Registrant, AmSouth Bank, Union Planters Bank, N.A. and Bank of America, N.A. (18)
10(x)	First Amendment to Forbearance Agreement dated February 28, 2001, between Registrant, AmSouth Bank, Union Planters Bank, N.A. and Bank of America, N.A. (18)
10(y)	Termination Agreement and Release between Registrant and Patrick J. McDonough dated January 15, 2001 (19)
10(z)	Employment Agreement and Amendment No. 1 thereto between Registrant and Peter A. Stark (20)
10(aa)	Amendment No. 1 to Employment Agreement between Registrant and Anthony M. LaMacchia (20)
10(ab)	Termination Agreement and Release between Registrant and Nelson Braslow, M.D. (21)
10(ac)	Termination of Service Agreement and Agreement for Purchase and Sale of Assets between Registrant and Oncology Hematology Group of South Florida, P.A.
10(ad)	Asset Purchase/Settlement Agreement between Registrant and Hem-Onc Associates of the Treasure Coast, P.A.
10(ae)	Settlement Agreement between Registrant and J. Paonessa, M.D., P.A.
10(af)	Termination Agreement between Registrant and The Center for Hematology Oncology, P.A.
10(ag)	Settlement Agreement between Registrant and Oncology Hematology Consultants, P.L.L.C.
10(ah)	Termination of Service Agreement and Agreement for Purchase and Sale of Assets between Registrant and Oncology Hematology Associates of West Broward, P.A. and the Stockholders of the R&K Division
11	Statement regarding Computation of Per Share Earnings
21	List of Subsidiaries
23	Consent of Independent Auditors

*	These documents may be obtained by stockholders of Registrant upon written request to: Response Oncology, Inc., 1805 Moriah Woods Blvd., Memphis, Tennessee 38117

**	Executive Compensation Plan or Arrangement

(1)	Incorporated by reference to the Registrant’s 1989 10-K, dated July 31, 1989

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933 (File No. 33-5016) effective April 21, 1986

(3)	Incorporated by reference in the initial filing of the Registrants’ 1990 10-K, dated July 18, 1990, filed July 20, 1990 and amended on September 19, 1990

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-21333) effective April 26, 1988

(5)	Incorporated by reference to the Registrant’s 1991 10-K, dated July 26, 1991

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-45616) effective February 11, 1992

(7)	Incorporated by reference to the Registrant’s 1995 10-K, dated March 29, 1996

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 333-14371) effective October 11, 1996

(9)	Incorporated by reference to the Registrant’s Statement on Form S-8 under the Securities Act of 1933 (File No. 333-28973) effective June 11, 1997

(10)	Incorporated by reference to the Registrant’s 1997 10-K dated March 31, 1998

(11)	Incorporated by reference to the Registrant’s 1998 10-K dated March 31, 1999

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

(14)	Incorporated by reference to the Registrant’s 1999 10-K, dated March 30, 2000

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000

(18)	Incorporated by reference to the Registrant’s 2000 10-K, dated April 17, 2001

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(b)	Reports on Form 8-K filed in the fourth quarter of 2001 — None

(c)	Exhibits — The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3).

(d)	Financial Statement Schedules — The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE ONCOLOGY, INC

	By:	/s/ Charles E. Sweet

Charles E. Sweet President and Chief Executive Officer and Director

Date: June 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Charles E. Sweet	By:	/s/ Peter A. Stark

	Charles E. Sweet President and Chief Executive Officer, and Director		Peter A. Stark Executive Vice President and Chief Financial Officer and Director

	Date: June 11, 2002		Date: June 11, 2002

By:	/s/ James A. Skinner

Director

Date: June 11, 2002

Independent Auditors’ Report
The Board of Directors
Response Oncology, Inc.:

We have audited the accompanying consolidated balance sheets of Response Oncology, Inc. and subsidiaries (Debtors-in-Possession) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Oncology, Inc. and subsidiaries (Debtors-in-Possession) as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, on March 29, 2001, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. This event and related circumstances, including those discussed in Note F, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Memphis, Tennessee
June 11, 2002

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except for share data)

ASSETS	December 31, 2001	December 31, 2000

CURRENT ASSETS
Cash and cash equivalents	$7,914	$7,327
Accounts receivable, less allowance for doubtful accounts of $2,342 and $3,489	5,915	9,469
Pharmaceuticals and supplies	3,193	3,702
Prepaid expenses and other current assets	2,472	3,529
Due from affiliated physician groups	8,661	19,121
Deferred income taxes	—	1,168

TOTAL CURRENT ASSETS	28,155	44,316

Property and equipment, net	614	3,212
Management service agreements, less accumulated amortization of $7,685 at December 31, 2000	—	44,231
Other assets	133	654

TOTAL ASSETS	$28,902	$92,413

Continued:

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except for share data)

Continued:

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	December 31, 2001	December 31, 2000

CURRENT LIABILITIES
Accounts payable	$276	$14,665
Accrued expenses and other liabilities	2,035	4,581
Current portion of notes payable	—	34,509
Current portion of capital lease obligations	—	277

TOTAL CURRENT LIABILITIES	2,311	54,032
NON-CURRENT LIABILITIES
Capital lease obligations, less current portion	—	303
Deferred income taxes	—	3,525
Minority interest	447	1,164

TOTAL NON-CURRENT LIABILITIES	447	4,992
LIABILITIES SUBJECT TO SETTLEMENT UNDER
REORGANIZATION PROCEEDINGS
Accounts payable	15,654	—
Accrued expenses and other liabilities	1,955	—
Secured notes payable	26,404	—
Subordinated notes payable	50	—
Capital lease obligations	85	—

TOTAL LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS	44,148	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A convertible preferred stock, $1.00 par value (aggregate involuntary liquidation preference $183) authorized 3,000,000 shares; issued and outstanding 16,631 shares	17	17
Common stock, $.01 par value, authorized 30,000,000 shares; issued and outstanding 12,279,555 and 12,290,764 shares, respectively	123	123
Paid-in capital	102,011	102,011
Accumulated deficit	(120,155)	(68,762)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(18,004)	33,389

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$28,902	$92,413

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except for share data)

	Years Ended December 31,

	2001	2000	1999

NET REVENUE	$118,085	$130,833	$135,567
COSTS AND EXPENSES
Salaries and benefits	15,476	21,308	25,810
Pharmaceuticals and supplies	89,917	89,444	80,210
Other operating costs	4,988	8,683	11,529
General and administrative	6,068	6,927	6,487
Depreciation and amortization	3,552	4,610	4,509
Interest	2,417	3,680	3,305
Provision for doubtful accounts	406	1,309	2,625
Impairment of management service agreements and associated assets	47,047	15,951	1,921

	169,871	151,912	136,396
REORGANIZATION COSTS	1,939	—	—
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(53,725)	(21,079)	(829)
Minority owners’ share of net earnings	(222)	(633)	(700)

LOSS BEFORE INCOME TAXES	(53,947)	(21,712)	(1,529)
Income tax provision (benefit)	(2,554)	(7,293)	164

NET LOSS	$(51,393)	$(14,419)	$(1,693)

LOSS PER COMMON SHARE:
Basic	$(4.18)	$(1.17)	$(0.14)

Diluted	$(4.18)	$(1.17)	$(0.14)

Weighted average number of common shares:
Basic	12,290,734	12,288,352	12,014,153

Diluted	12,290,734	12,288,352	12,014,153

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollar amounts in thousands except for share data)

	Series A Convertible
	Preferred Stock		Common Stock
							Total
		Par Value					Stockholders
		$1.00 Per		Par Value	Paid-In	Accumulated	Equity
	Shares	Share	Shares	$.01 Per Share	Capital	Deficit	(Deficit)

Balances at December 31, 1998	26,631	$27	12,049,331	$120	$101,913	$(52,650)	$49,410
Net loss						(1,693)	(1,693)
Common stock issued in connection with practice affiliations			36,870	1	112		113
Common stock issued under compensation plan			300,000	3	297		300
Common stock received in connection with practice termination			(117,811)	(1)	(352)		(353)
Conversion of preferred stock	(10,000)	(10)	1,833		10
Dividend on preferred stock			183

Balances at December 31, 1999	16,631	17	12,270,406	123	101,980	(54,343)	47,777
Net loss						(14,419)	(14,419)
Exercise of common stock options			20,175		31		31
Dividend on preferred stock			183

Balances at December 31, 2000	16,631	17	12,290,764	123	102,011	(68,762)	33,389
Net loss						(51,393)	(51,393)
Common stock received in connection with practice termination			(11,392)
Dividend on preferred stock			183

Balances at December 31, 2001	16,631	$17	12,279,555	$123	$102,011	$(120,155)	$(18,004)

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended December 31,

	2001	2000	1999

OPERATING ACTIVITIES
Net loss	$(51,393)	$(14,419)	$(1,693)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,552	4,610	4,509
Impairment of management service agreements and associated assets	47,047	15,951	1,921
Deferred income taxes	(2,357)	(7,331)	1,920
Provision for doubtful accounts	406	1,309	2,625
Gain on sale of property and equipment	(21)	(67)	—
Minority owners’ share of net earnings	222	633	700
Write-off of note receivable	327	—	—
Changes in operating assets and liabilities net of effect of acquisitions:
Accounts receivable	3,202	5,229	4,212
Supplies and pharmaceuticals, prepaid expenses and other current assets	679	880	1,359
Other assets	73	193	(178)
Due from affiliated physician groups	6,752	(1,067)	(108)
Accounts payable and accrued expenses	2,029	(800)	(2,472)

NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE REORGANIZATION ITEMS	10,518	5,121	12,795
OPERATING CASH FLOW FROM REORGANIZATION ITEMS
Bankruptcy related professional fees paid	(1,419)	—	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,099	5,121	12,795
INVESTING ACTIVITIES
Purchase of equipment	(125)	(645)	(741)
Proceeds from sale of property and equipment	135	87	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10	(558)	(741)

FINANCING ACTIVITIES
Financing costs incurred	—	—	(416)
Proceeds from exercise of stock options and warrants	—	32	—
Distributions to joint venture partners	(939)	(392)	(757)
Proceeds from notes payable	—	—	1,734
Principal payments on notes payable	(7,348)	(3,804)	(6,202)
Principal payments on capital lease obligations	(235)	(267)	(301)

NET CASH USED IN FINANCING ACTIVITIES	(8,522)	(4,431)	(5,942)

INCREASE IN CASH AND CASH EQUIVALENTS	587	132	6,112
Cash and cash equivalents at beginning of period	7,327	7,195	1,083

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,914	$7,327	$7,195

Continued:

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended December 31,

	2001	2000	1999

Supplemental schedule of noncash investing and financing activities:
Effect of practice affiliations:
Intangible assets	—	—	$1,036
Property and equipment	—	—	15
Other assets	—	—	(695)

Total assets acquired, net of cash	—	—	356

Issuance of notes payable	—	—	(244)
Issuance of common stock	—	—	(112)

Payments for practice affiliation operating assets	—	—	—

Cash paid for interest	$2,820	$3,500	$3,831

Cash paid for income taxes	$48	$280	$55

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE A—ORGANIZATION AND DESCRIPTION OF BUSINESS

Response Oncology, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) was, prior to the events discussed below, a comprehensive cancer management company. As of May 20, 2002, the Company has liquidated substantially all of its operating assets and anticipates that the remaining assets will be liquidated and all wind-down activities completed by the end of 2002. Prior to the sale of its assets, the Company provided advanced cancer treatment services through outpatient facilities known as IMPACT® Centers under the direction of practicing oncologists; owned the assets of and managed the nonmedical aspects of oncology practices; compounded and dispensed pharmaceuticals to certain oncologists for a fixed or cost plus fee; and conducted outcomes research on behalf of pharmaceutical manufacturers.

NOTE B—BANKRUPTCY PROCEEDINGS

On March 29, 2001, the Company (excluding entities that are majority-owned by Response Oncology, Inc.) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the Western District of Tennessee, Western Division (the “Court”). The case is jointly administered under case number 01-24607-DSK. The Company is operating as a debtor-in-possession under the Code, which protects it from its creditors pending reorganization or liquidation under the jurisdiction of the Court. As debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Court. A statutory creditors committee may be appointed in the Chapter 11 case, but at this point such a committee has not been formed. As part of the Chapter 11 process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all prepetition claims against the Company.

The Court approved a disclosure statement (the “Disclosure Statement”) filed in connection with the First Amended Joint Plan (the “Plan”) filed by the Company and AmSouth Bank, as agent for itself, Bank of America, N.A. and Union Planters Bank, N.A. (the “Lenders”) on Friday, May 3, 2002. Under the Plan, originally filed April 12, 2002, and amended April 19, 2002, the Company’s outstanding common stock, preferred stock, options and warrants will be cancelled and current shareholders and warrantholders will not receive any consideration. The Plan is a liquidating plan and does not contemplate the financial rehabilitation of the Company or the continuation of its business. Most of the Company’s assets have been sold or are in the process of being liquidated, with such funds being paid to creditors as set forth in the Plan.

Under the Plan, the Lenders, whose outstanding secured claim was allowed in an amount totaling approximately $29.5 million by Court order dated October 26, 2001, will be paid all proceeds from the liquidation, except for amounts to be paid on account of allowed administrative and priority claims (estimated to be approximately $3,500,000), and $250,000, which will be distributed to general unsecured creditors. The liquidation of the Company’s assets will not return to the Lenders or general unsecured creditors the full amount of their claims.

The Court has set a hearing on the confirmation of the Plan for June 14, 2002 at 11:00 a.m. CDT. If the Plan is confirmed, upon completion of the liquidation of all the Company’s assets and distribution of those proceeds, the Company will be dissolved.

Generally, substantially all of the Company’s liabilities as of the filing date (“prepetition liabilities”) are subject to settlement under a plan of reorganization. Actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate as debtor-in-possession. Absent approval from the Court, the Company is prohibited from paying prepetition obligations. The Court has approved payment of certain prepetition obligations such as employee wages and benefits. Additionally, the Court has approved the retention of various legal, financial and other professionals. Schedules were filed by the Company with the Court setting forth its assets and liabilities as of the filing date as reflected in the Company’s accounting records.

Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or subsequently adjudicated before the Court. As previously discussed, a Plan has been filed by the Company and its secured lenders, but has not been confirmed. There can be no assurance that the Plan will be approved by the Company’s creditors.

Under the Code, the Company may elect to assume or reject real property leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court review. Parties affected by such rejections may file prepetition claims with the Bankruptcy Court in accordance with bankruptcy procedures. At this time, because of material uncertainties, prepetition claims are generally carried at face value in the accompanying financial statements. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for the majority of these items. Additionally, the net expense resulting from the Chapter 11 filing by the Company has been segregated and reported as reorganization costs in the consolidated statements of operations for the year ended December 31, 2001.

The Company’s consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 (SOP 90-7), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” In addition, the consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Based on the liquidation values of the Company’s assets sold in April and May of 2002, the carrying value of these assets has been adjusted to their net realizable value as of December 31, 2001. The financial statements include reclassifications made to reflect the liabilities that have been deferred under the Chapter 11 proceedings as “Liabilities Subject to Settlement under Reorganization Proceedings.” Certain accounting and business practices have been adopted that are applicable to companies that are operating under Chapter 11.

NOTE C—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned or controlled joint ventures. The medical practices that are parties to long-term Service Agreements with the Company are not consolidated. Considering the guidelines established under Emerging Issues Task Force Issue 97-2, “Application of FASB Statement No. 84 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements,” the Company does not meet all six of the requirements for a controlling financial interest that would result in the consolidation of those entities. The Company is a majority member in certain joint ventures organized as limited liability companies (“LLCs”) that performed outpatient high dose chemotherapy services. The company exercises control over each of the LLCs through greater than fifty percent financial equity interest as well as greater than fifty percent governance interest. Based on this majority ownership and control, the Company consolidates the LLCs through the application of Financial Accounting Standards Board Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries.” All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents: All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. Approximately $957,000 of cash and equivalents is in escrow at December 31, 2001 for the benefit of various employees and officers related to “stay bonus” components of the Company’s Employee Retention Plan (“ERP”). The ERP was established by the Company in order to incentivize certain employees to remain with the Company throughout its restructuring and liquidation efforts. The aggregate contingent liability associated with the ERP and associated agreements at December 31, 2001 is approximately $1.9 million, which has not been accrued at the balance sheet date because related conditions for payment of any such amounts were not met at December 31, 2001.

Accounts Receivable: Accounts receivable primarily consists of receivables from pharmacy management oncology groups, patients, insurers, government programs and other third-party payors for medical services provided. Such amounts are reduced by an allowance for contractual adjustments and other uncollectible amounts. Contractual adjustments result from the differences between the amounts charged for services performed and the amounts allowed by the Medicare and Medicaid programs and other public and private insurers.

Due From Affiliated Physicians: Due from affiliated physicians consists of management fees earned and due pursuant to related Management Service Agreements (“Service Agreements” – see below). In addition, the Company funds certain working capital needs of affiliated physicians from time to time.

A significant portion of the affiliated physicians’ medical service revenues are related to third-party reimbursement agreements, primarily Medicare and other governmental programs. Medicare and other governmental programs reimburse physicians based on fee schedules which are determined by the related governmental agency. In the ordinary course of business, affiliated physicians receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed.

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

Management Service Agreements: The recorded value of Service Agreements resulted from the excess of the purchase price over the fair value of net assets of acquired practices and were being amortized on a straight-line basis over a twenty-five year period. The Service Agreements are noncancelable except for performance defaults, as defined. In the event a practice breaches the agreement, or if the Company terminates with cause, the practice is required to purchase all tangible assets at fair value and pay substantial liquidated damages.

At each reporting period, the Company reviews the carrying value of Service Agreements on a practice-by-practice basis to determine if facts and circumstances exist which would suggest that the value of the Service Agreements may be impaired or that relevant amortization periods need to be modified. Among the factors considered by the Company in making the evaluation are changes in the practices’ market position, reputation, profitability and geographical penetration. Using these factors, if circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows before interest charges of the specific practice and determine if the Service Agreements are recoverable based on these undiscounted cash flows. Additionally, the impairment evaluation also routinely considers the Company’s current strategic and operational plans with respect to its Service Agreement portfolio, including active and/or contemplated negotiations with related physicians, and assesses implications for the fair value of Service Agreement and associated assets. If impairment is indicated, then an adjustment will be made to reduce the carrying value of intangible and, if applicable, associated net assets to fair value. Certain Service Agreements were determined to be impaired during 2001, 2000 and 1999, as more fully discussed in Note D.

Net Revenue: The Company’s net patient service revenue includes charges to patients, insurers, government programs and other third-party payers for medical services provided. Such amounts are recorded net of contractual adjustments and other uncollectible amounts. Contractual adjustments result from the differences between the amounts charged for services performed and the amounts allowed by government programs and other public and private insurers.

The Company’s revenue from practice management affiliations includes a fee equal to practice operating expenses incurred by the Company (which excludes expenses that are the obligation of the physicians, such as physician salaries and benefits) and a management fee either fixed in amount or equal to a percentage of each affiliated oncology group’s adjusted net revenue or net operating income. In certain affiliations, the Company may also be entitled to a performance fee if certain financial criteria are satisfied.

Pharmaceutical sales to physicians are recorded based upon the Company’s contracts with physician groups to manage the pharmacy component of the groups’ practices. Revenue recorded for these contracts represents the cost of pharmaceuticals plus a fixed or percentage fee.

Clinical research revenue is recorded based upon the Company’s contracts with certain pharmaceutical companies to manage clinical trials and is generally measured on a per patient basis for monitoring and collection of data.

The following table is a summary of net revenue by source.

	Years Ended December 31,

	(In thousands)
	2001	2000	1999

Net patient service revenue	$5,030	$14,105	$28,179
Practice management service fees	66,615	77,671	68,413
Pharmaceutical sales to physicians	46,262	38,510	37,530
Clinical research revenue	178	547	1,445

	$118,085	$130,833	$135,567

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

Fair Value of Financial Instruments: Fair value of a financial instrument is defined as the amount at which such an instrument could be exchanged in a current transaction between willing parties. Given the circumstances outlined in Notes B and F, it is not practicable to estimate the fair value of any such instruments in the Company’s consolidated balance sheet at December 31, 2001.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made in the 2000 and 1999 consolidated financial statements to conform with the 2001 presentation, with no impact on consolidated results of the Company.

NOTE D – IMPAIRMENT OF MANAGEMENT SERVICE AGREEMENTS AND ASSOCIATED ASSETS

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

In the fourth quarter of 2000, the Company began negotiating, in response to certain contract disputes, to sell the assets of the OHG Group, to the existing physician group. Concurrent with the sale of the assets, the Service Agreement was terminated, and the parties signed a pharmacy management agreement for the Company to provide turnkey pharmacy management services to the practice. The sale and pharmacy management agreement were completed and effective

February 1, 2001. At December 31, 2000, the Company recorded an impairment charge totaling $15,951,000 related to the Service Agreement and associated assets, based on the terms of the related agreement.

During the first and second quarters of 2002, the Company terminated all of the remaining Service Agreements and sold the associated assets to the physician groups that were parties to the agreements. At December 31, 2001, the Company adjusted the Service Agreements and associated assets to their net realizable values as measured by the termination and sale agreements. This resulted in an impairment charge of $42.1 million related to the Service Agreements and $5.0 million related to adjustments to associated assets. The aggregate proceeds generated from the termination of the remaining six Service Agreements as sale of related assets were approximately $11.3 million.

NOTE E—PROPERTY AND EQUIPMENT

Balances of major classes of property and equipment at December 31, 2001 and 2000 are as follows:

(In thousands)

	2001	2000

Lab and pharmacy equipment	$3,940	$5,480
Furniture and office equipment	3,978	5,532
Equipment under capital leases	1,631	2,597
Leasehold improvements	747	2,292

	10,296	15,901
Less accumulated depreciation and amortization	(9,682)	(12,689)

	$614	$3,212

NOTE F—NOTES PAYABLE

Notes payable at December 31, 2001 and 2000 consist of the following:

(In thousands)

	2001	2000

Credit Facility (see below)	$26,404	$33,749
Various subordinated notes payable to affiliated physicians and physician practices, bearing interest ranging from 4% to 9% with scheduled maturity dates through 2001	50	758
Other notes payable collateralized by furniture and equipment, with interest rates between 8% and 10%, payable in monthly installments of principal and interest through 2001	—	2

Total notes payable (classified as a liability subject to settlement under reorganization proceedings at December 31, 2001)	26,454	34,509
Less current portion	—	(34,509)

	$26,454	—

The terms of the Company’s original lending agreement provided for a $42.0 million Credit Facility, to mature in June 2002, to fund the Company’s acquisition and working capital needs. The Credit Facility, originally comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility bears interest at a variable rate equal to LIBOR plus an original spread between 1.375% and 2.5%, depending upon borrowing levels. The Company was also obligated to a commitment fee of 25% to .5% of the unused portion of the Revolving Credit Facility. The Company was subject to certain affirmative and negative covenants which, among other things, originally required that the Company maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth. This original lending agreement was subsequently and significantly amended in November 1999 and March 2000, as described below.

In November 1999, the Company and its Lenders amended certain terms of the Credit Facility. As a result of this amendment, the Revolving Credit Facility was reduced from $7.0 million to $6.0 million and the interest rate was adjusted to LIBOR plus a spread of 3.25%. The Company’s obligation for commitment fees was adjusted from a maximum of .5% to .625% of the unused portion of the Revolving Credit Facility. Repayment of the January 1, 2000 quarterly installment was accelerated. In addition, certain affirmative and negative covenants were added or modified, including minimum EBITDA requirements for the fourth quarter of 1999 and the first quarter of 2000. Compliance with certain covenants was also waived for the quarters ended September 30, 1999 and December 31, 1999.

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

During the third quarter of 2000, the Company did not meet certain financial covenants of the Credit Facility, including those related to minimum cash flow requirements, resulting in an event of default under the Credit Facility. As a result of this event of default, the Company’s Lenders adjusted the interest rates on the outstanding principal to the default rate of prime plus 3% (12.5% at the time of default) and terminated any obligation to advance additional loans or issue letters of credit. As a result of this termination, the Company has not experienced an impact on operating cash flow. Under the terms of the Credit Facility, additional remedies available to the Lenders (as long as an event of default exists and has not been cured) included acceleration of all principal and accrued interest outstanding, the right to foreclose on related security interests in the assets of the Company and stock of its subsidiaries, and the right of setoff against any monies or deposits that the Lenders have in their possession.

Effective December 29, 2000, the Company executed a forbearance agreement with its Lenders. Under the terms of the forbearance agreement, the Lenders agreed to forbear from enforcing their rights or remedies pursuant to the Credit Facility documents until the earlier of (i) March 30, 2001 (as amended), or (ii) certain defined events of default. During this period, the interest rate was adjusted to prime plus 2%. The forbearance agreement also provided that a financial advisor be retained by the Company to assist in the development of a restructuring plan and to perform certain valuation analyses.

With the Company’s March 29, 2001 Chapter 11 bankruptcy filing, any potential future revisions to the Credit Facility are subject to Chapter 11 reorganization or liquidation processes (described elsewhere herein in conjunction with discussion of the filing). The terms of the permanent cash collateral order provide for the payment of interest to the Lenders at the non-default rate as set forth in the original credit agreement (currently LIBOR plus 2.5%). Additionally, as of the date of the bankruptcy filing, the Company was in technical default under the terms of the Credit Facility. Consistent with all of the above-described factors, the Company has classified all amounts due under the Company’s Credit Facility as a liability subject to settlement under reorganization proceedings in the accompanying consolidated balance sheet as of December 31, 2001. The amounts due under the Company’s Credit Facility were classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2001. At December 31, 2001, $26.4 million aggregate principal was outstanding under the Credit Facility with an interest rate of approximately 5.2%.

The Company entered into a LIBOR-based interest rate swap agreement (“Swap Agreement”) with the Company’s lender as required by the terms of the Credit Facility. Effective July 1, 2000, the Company entered into a new Swap Agreement. Amounts hedged under this most recent Swap Agreement accrued interest at the difference between 7.24% and the ninety-day LIBOR rate and were settled quarterly. The Company has hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement terminated upon the filing of the Company’s bankruptcy petitions and has not been renewed.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Pursuant to the physician practice management sale transactions that occurred in the first and second quarters of 2002, the related subordinated debt that was forgiven as part of these transactions was adjusted to the net realizable value at December 31, 2001. The unpaid principal amount of a note related to a physician practice management affiliation was $50,000 at December 31, 2001.

Absent the impact of the Company’s bankruptcy filing, amounts under the Credit Facility are contractually due entirely in the Company’s fiscal 2002.

NOTE G — LEASES

The Company leases certain office facilities and equipment under lease agreements with original terms ranging from one to forty years that generally provide for one or more renewal options.

Interest has been imputed on capital leases at rates of 6% to 12%. Accumulated amortization of assets recorded under capital leases totaled $1,850,000 and $2,063,000 at December 31, 2001 and 2000, respectively. Amortization of leased assets is included in depreciation and amortization expense.

Total rental expense under operating leases amounted to $2,334,000, $3,331,000, and $3,838,000 for the years ended December 31, 2001, 2000, and 1999 respectively. The Company is generally obligated to the lessors for its proportionate share of operating expenses of the leased premises. At December 31, 2001, future minimum lease payments under capital and operating leases with initial terms of one year or more are as follows (in thousands):

	Capital Leases	Operating Leases

Year ending December 31, 2002	$90	$545

Total minimum payments	90	$545

Less imputed interest	(5)

Present value of minimum rental payments	85
Less current portion	85

Capital lease obligations, less current portion	$-0-

NOTE H — INCOME TAXES

The components of the actual expense or benefit for the years ended 2001, 2000, and 1999 are as follows (in thousands):

	2001	2000	1999

Federal current tax expense (benefit)	—	—	$(1,756)
State current tax expense (benefit)	(197)	38	—
Deferred federal tax expense (benefit)	(1,983)	(6,201)	1,914
Deferred state tax expense (benefit)	(374)	(1,130)	6

	$(2,554)	$(7,293)	$164

The actual tax expense or benefit for the years ended December 31, 2001, 2000, and 1999, respectively, differs from the expected tax expense or benefit for those years (computed by applying the federal corporate tax rate of 34% to earnings or loss before income taxes) as follows (in thousands):

	2001	2000	1999

Computed expected tax benefit	$(18,342)	$(7,382)	$(520)
Non-deductible expenses	12	4	19
State tax expense (benefit)	(2,136)	(721)	4
Valuation allowance	18,051	1,200	779
Other	(139)	(394)	(118)

Actual income tax expense (benefit)	$(2,554)	$(7,293)	$164

The approximate tax effects of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$7,503	$4,929
Reserve for bad debts	889	887
Excess book depreciation/amortization	629	546
Minimum tax credit	181	181
Accrued expenses	231	228
Impairment of management service agreements and associated assets	20,759	3,369

Total deferred assets	30,192	10,140
Valuation allowance	(22,268)	(4,217)

Net deferred tax assets	7,924	5,923

Deferred tax liability:
Management service agreements	7,863	8,268
Other	61	12

Total deferred tax liability	7,924	8,280

Net deferred tax liability	—	$2,357

The valuation allowance for the deferred tax assets as of December 31, 2001 is $22,268,000. The net change in the total valuation allowance for the year ended December 31, 2001, was an increase of $18,051,000. Management believes that a valuation allowance is necessary with respect to certain losses that will expire. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, income taxes paid in prior years eligible to be offset by net operating loss carrybacks, and tax planning strategies in making this assessment.

As of December 31, 2001, the Company had available for federal income tax purposes net operating loss carryforwards totaling approximately $19.0 million. Of this amount, $3.0 million of the net operating loss carryforward is subject to annual limitations and is likely to expire. In addition, as of December 31, 2001, the Company had approximately $24.1 million of state net operating loss carryforwards available. In addition to the net operating losses available to offset future taxable income, the Company has a minimum tax credit of $181,000 that can be carried forward indefinitely.

NOTE I — COMMON STOCK, CONVERTIBLE PREFERRED STOCK, WARRANTS, AND OPTIONS

Convertible Preferred Stock: The shares of Series A Convertible Preferred Stock have the following rights and restrictions: (a) a preference in the event of liquidation equal to $11.00 per share; (b) the right to convert into the number of shares of common stock equal to the stated value of shares surrendered ($11.00) divided by the conversion price of $60.00 — subject to certain adjustments; (c) the right to receive payment-in-kind dividends in the form of shares of common stock at the rate of .011 share of common stock per annum per share payable annually each year commencing January 15, 1988; (d) the shares are redeemable at the Company’s option at $11.00 per share; and (e) holders of the preferred stock will not be entitled to vote.

During the year ended December 31, 1999, 10,000 shares of Series A Convertible Preferred Stock were converted into 1,833 shares of common stock.

In December 2001, 2000, and 1999, the Board of Directors approved an aggregate common stock dividend of 183 shares each year to the holders of the Series A Convertible Preferred Stock of record as of December 15, 2001, 2000, and 1999, respectively, that was paid January 2002, 2001, and 2000, respectively. The market value of the common stock distributed was approximately $6, $34, and $297 at December 15, 2001, 2000 and 1999, respectively. The dividends have been reflected in the “Statement of Operations,” and the weighted average number of common shares in the determination of net loss to common stockholders and the loss per common share calculations. The par value of the common stock distributed was recorded to paid-in capital.

Options: The 1985 Stock Option Plan (the “1985 Plan”), as amended, allows for granting of incentive stock options, non-qualified stock options, and stock appreciation rights for up to 122,000 shares of common stock to eligible officers and key employees of the Company at an exercise price of not less than the market price of the common stock on the date of grant for an incentive stock option and not less than 85% of the market price of the common stock on the date of grant for a non-qualified stock option. The 1985 Plan expired in 1995; no additional shares are available for grant.

The 1990 Non-Qualified Stock Option Plan (the “1990 Plan”), as amended, allows for the granting of up to 1,125,000 non-qualified stock options to eligible officers, directors, key employees, and consultants of the Company at an exercise price of not less than the market price of the common stock on the date of grant with an option period up to 10 years.

The 1996 Incentive and Non-Qualified Stock Option Plan (the “1996 Plan”), as amended, allows for the granting of up to 1,630,000 options to eligible officers, directors, advisors, medical directors, consultants, and key employees of the Company at an exercise price of not less than the market price of the common stock on the date of grant with an option period up to 10 years.

A summary status of the 1985 Plan as of December 31, 2001, 2000, and 1999 and changes during the years then ended is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Fixed Options	of shares	Price	of shares	Price	of shares	Price

Outstanding at beginning of year	200	$11.88	51,100	$3.79	60,203	$3.85
Exercised	—	—	—	—	—	—
Forfeited	—	—	(50,900)	3.75	(9,103)	3.59

Outstanding at end of year	200	11.88	200	11.88	51,100	3.79

Options exercisable end of year	200		200		51,100

A summary status of the 1990 Plan as of December 31, 2001, 2000, and 1999 and changes during the years then ended is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Fixed Options	of shares	Price	of shares	Price	of shares	Price

Outstanding at beginning of year	649,065	$5.18	783,972	$4.86	779,108	$6.34
Granted	—	—	—	—	220,000	.69
Exercised	—	—	(20,175)	1.56	—	—
Forfeited	(305,888)	6.53	(114,732)	3.61	(215,136)	5.96

Outstanding at end of year	343,177	4.31	649,065	5.18	783,972	4.86

Options exercisable end of year	304,313		530,736		569,609

A summary status of the 1996 Plan for the years ended December 31, 2001, 2000, and 1999 and changes during the years then ended is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Fixed Options	of shares	Price	of shares	Price	of shares	Price

Outstanding at beginning of year	1,162,511	$2.57	1,019,933	$3.67	1,101,690	$6.54
Granted	794,000	0.30	324,000	1.10	579,000	.85
Exercised	—	—	—	—	—	—
Forfeited	(917,000)	1.51	(181,422)	6.16	(660,757)	5.98

Outstanding at end of year	1,039,511	1.72	1,162,511	2.57	1,019,933	3.67

Options exercisable end of year	932,846		639,178		665,601

The following table summarizes information about fixed stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted
		Remaining			Average
Range of	Number	Contractual	Weighted Average	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Price

$0.06 — $0.22	24,000	9.38	$0.10	24,000	$0.10
$0.31 — $0.31	680,000	9.08	$0.31	600,000	$0.31
$0.69 — $1.13	206,867	7.96	$0.84	141,338	$0.84
$1.38 — $5.25	35,000	6.84	$3.69	35,000	$3.69
$6.00 — $6.00	281,121	5.40	$6.00	281,121	$6.00
$6.25 — $16.875	155,900	4.08	$10.31	155,900	$10.31

The Company accounts for employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide certain disclosures for employee stock option grants made in

1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS 123.

The per share weighted average fair value of stock options granted during 2001, 2000, and 1999 was $.30, $.92, and $.61 on the date of grant. The fair values were calculated by using the “Black Scholes” option-pricing model with the following average assumptions: 2001 — expected dividend yield of 0%, risk-free interest rate of 4.3%, expected volatility factor of 200% and an expected life of five years; 2000 — expected dividend yield of 0%, risk-free interest rate of 4.7%, expected volatility factor of 117% and an expected life of five years; 1999 — expected dividend yield of 0%, risk-free interest rate of 6.5%, expected volatility factor of 100% and an expected life of five years. Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net loss and loss per common share would have been increased by the pro forma amounts indicated below (in thousands except for per share data):

	2001	2000	1999

Increase in net loss	$178	$277	$517
Increase in basic loss per common share	$0.01	$0.02	$0.04
Increase in diluted loss per common share	$0.01	$0.02	$0.04

Pro forma net loss reflect only options granted subsequent to 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation costs are reflected over the options’ vesting period of five years for the 2001, 2000, and 1999 options.

NOTE J — BENEFIT PLAN

The Company established a 401(k) Profit Sharing Plan (the “Plan”) which allows qualifying employees electing participation to defer a portion of their income on a pretax basis through contributions to the Plan. For each dollar of employee contributions, the Company makes a discretionary percentage matching contribution to the Plan. In addition, eligible employees share in any additional discretionary contributions which are based upon the profitability of the Company. All contributions made by the Company are determined by the Company’s Board of Directors. The Company suspended matching contributions in 2001. For the Plan year ended December 31, 2000, the approved matching percentage was 35% up to a maximum of $1,750 per employee. Expense recognized for the Company’s contributions to the plan amounted to $121,000 and $177,000 in 2000 and 1999, respectively. The Plan was terminated by the Company effective February 28, 2002.

NOTE K – PROFESSIONAL AND LIABILITY INSURANCE

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 2002, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $5,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses. As of December 31, 2001 the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company’s financial condition or results of operations.

NOTE L – SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that offer different services. The Company had three reportable segments: IMPACT Services, Physician Practice Management and Cancer Research Services. The IMPACT Services segment provided stem cell supported high dose chemotherapy and other advanced cancer treatment services under the direction of practicing oncologists and pharmacy management services for certain medical oncology practices through IMPACT Center pharmacies. The Physician Practice Management segment owned the assets of and managed oncology practices. The Cancer Research Services segment conducted clinical cancer research on behalf of pharmaceutical manufacturers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate interest expense, taxes or corporate overhead to the individual segments. The Company evaluates performance based on profit or loss from operations before income taxes and unallocated amounts.

(In thousands)

		Physician Practice
	IMPACT Services	Management	Cancer Research Services	Total

For the year ended December 31, 2001:
Net revenue	$51,292	$66,615	$178	$118,085
Total operating expenses	51,332	60,053	306	111,691
Impairment of management service agreements and associated assets	—	47,047	—	47,047

Segment deficit	(40)	(40,485)	(128)	(40,653)
Depreciation and amortization	273	2,940	—	3,213

Segment loss	$(313)	$(43,425)	$(128)	$(43,866)

Segment assets	$8,428	$11,299	$102	$19,829

Capital expenditures	—	$117	—	$117

		Physician Practice
	IMPACT Services	Management	Cancer Research Services	Total

For the year ended December 31, 2000:
Net revenue	$52,615	$77,671	$547	$130,833
Total operating expenses	52,404	68,500	634	121,538
Impairment of management services agreements and associated assets	—	15,951	—	15,951

Segment contribution (deficit)	211	(6,780)	(87)	(6,656)
Depreciation and amortization	408	3,972	—	4,380

Segment loss	$(197)	$(10,752)	$(87)	$(11,036)

Segment assets	$12,463	$68,146	$769	$81,378

Capital expenditures	$168	$354	—	$522

	IMPACT Services	Physician Practice Management	Cancer Research Services	Total

For the year ended December 31, 1999:
Net revenue	$65,709	$68,413	$1,445	$135,567
Total operating expenses	59,120	59,280	1,438	119,838
Impairment of management service agreements and associated assets	—	1,921	—	1,921

Segment contribution	6,589	7,212	7	13,808
Depreciation and amortization	536	3,777	—	4,313

Segment profit	$6,053	$3,435	$7	$9,495

Segment assets	$18,448	$87,483	$1,669	$107,600

Capital expenditures	$112	$741	$—	$853

		Years Ended

Reconciliation of profit (loss):	2001	2000	1999

Segment profit (loss)	$(43,866)	$(11,036)	$9,495
Unallocated amounts:
Corporate general and administrative	7,332	6,754	7,755
Corporate depreciation and amortization	339	230	195
Corporate interest expense	2,410	3,692	3,074

Loss before income taxes	$(53,947)	$(21,712)	$(1,529)

	Years Ended

Reconciliation of consolidated assets:	2001	2000	1999

Segment assets	$19,829	$81,378	$107,600
Unallocated amounts:
Cash and cash equivalents	7,914	7,327	7,195
Prepaid expenses and other assets	942	2,940	3,966
Property and equipment, net	217	768	884

Consolidated assets	$28,902	$92,413	$119,645

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(Dollar amounts in thousands)

Col A	Col B	Col C – Additions		Col D	Col E

	Balance at	Charged to Costs	Charged to Other	Deductions –	Balance at End
Classification	Beginning of Period	and Expenses	Accounts – Describe	Describe (1)	of Period

Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts — accounts receivable	$3,489	$406		$741	$2,342

Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts — accounts receivable	$2,632	$1,309		$452	$3,489

Year ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts — accounts receivable	$2,772	$2,625		$2,765	$2,632

(1)	Accounts written off, net of recoveries