Form 10-Q
period 2002-03-31
RESPONSE ONCOLOGY INC
filed 2002-06-25
CIK 763098

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-15416

RESPONSE ONCOLOGY, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1212264

(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

1805 Moriah Woods Blvd., Memphis, TN	38117

(Address of principal executive offices)	(Zip Code)

(901) 761-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ]         No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value, 12,178,701 shares as of June 17, 2002.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets, March 31, 2002 and December 31, 2001	3

	Consolidated Statements of Operations for the Three Months Ended
	March 31, 2002 and March 31, 2001	5

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2002 and March 31, 2001	6

	Notes to Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 2	Changes in Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 5	Other Information	24

Item 6	Exhibits and Reports on Form 8-K	25

Signatures		26

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Note 2)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,008	$7,914
Accounts receivable, less allowance for doubtful accounts of $1,524 and $2,342	3,455	5,915
Pharmaceuticals and supplies	2,496	3,193
Prepaid expenses and other current assets	2,504	2,472
Due from affiliated physician groups	8,353	8,661

TOTAL CURRENT ASSETS	25,816	28,155

Property and equipment, net	260	614
Other assets	98	133

TOTAL ASSETS	$26,174	$28,902

Continued:

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

Continued:

	March 31, 2002	December 31, 2001
	(Unaudited)	(Note 2)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$456	$276
Accrued expenses and other liabilities	1,478	2,035

TOTAL CURRENT LIABILITIES	1,934	2,311
NON-CURRENT LIABILITIES
Minority interest	433	447

TOTAL NON-CURRENT LIABILITIES	433	447
LIABILITIES SUBJECT TO SETTLEMENT UNDER
REORGANIZATION PROCEEDINGS
Accounts payable	15,654	15,654
Accrued expenses and other liabilities	1,895	1,955
Secured notes payable	25,042	26,404
Subordinated notes payable	50	50
Capital lease obligations	85	85

TOTAL LIABILITIES SUBJECT TO SETTLEMENT
UNDER REORGANIZATION PROCEEDINGS	42,726	44,148
STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $1.00 par value (aggregate involuntary liquidation preference $183) authorized 3,000,000 shares; issued and outstanding 16,631 shares	17	17
Common stock, $.01 par value, authorized 30,000,000 shares; issued and outstanding 12,279,555 shares	123	123
Paid-in capital	102,011	102,011
Accumulated deficit	(121,070)	(120,155)

TOTAL STOCKHOLDERS’ DEFICIT	(18,919)	(18,004)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,174	$28,902

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollar amounts in thousands except for share data)

	Three Months Ended

	March 31,	March 31,
	2002	2001

NET REVENUE	$22,790	$31,552
COSTS AND EXPENSES
Salaries and benefits	2,620	4,684
Pharmaceuticals and supplies	18,222	22,852
Other operating costs	570	1,787
General and administrative	1,223	1,838
Depreciation and amortization	127	986
Interest	323	990
Provision for (recovery of) doubtful accounts	(92)	232

	22,993	33,368
REORGANIZATION COSTS	727	—

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(930)	(1,817)
Minority owners’ share of net earnings	(15)	4

LOSS BEFORE INCOME TAXES	(915)	(1,821)
Income tax benefit	—	(601)

NET LOSS	($915)	($1,220)

LOSS PER COMMON SHARE:
Basic	($0.07)	($0.10)

Diluted	($0.07)	($0.10)

Weighted average number of common shares:
Basic	12,279,555	12,290,764

Diluted	12,279,555	12,290,764

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended

	March 31,	March 31,
	2002	2001

OPERATING ACTIVITIES
Net loss	($915)	($1,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	127	986
Provision for (recovery of) doubtful accounts	(92)	232
(Gain)/loss on sale of property and equipment	208	(10)
Minority owners’ share of net earnings	(15)	4
Changes in operating assets and liabilities:
Accounts receivable	2,551	(1,585)
Supplies and pharmaceuticals, prepaid expenses and other current assets	665	198
Other assets	35	77
Due from affiliated physician groups	308	4,456
Accounts payable and accrued expenses	14	560

NET CASH PROVIDED BY OPERATING ACTIVITIES
BEFORE REORGANIZATION ITEMS	2,886	3,698
OPERATING CASH FLOW USED IN REORGANIZATION ITEMS
Bankruptcy related professional fees paid	(449)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,437	3,698
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	32	22
Purchase of equipment	(13)	(42)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	19	(20)
FINANCING ACTIVITIES
Distributions to joint venture partners	—	(793)
Principal payments on notes payable	(1,362)	(4,554)
Principal payments on capital lease obligations	—	(68)

NET CASH USED IN FINANCING ACTIVITIES	(1,362)	(5,415)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,094	(1,737)
Cash and cash equivalents at beginning of period	7,914	7,327

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,008	$5,590

See accompanying notes to consolidated financial statements.

RESPONSE ONCOLOGY, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS/BANKRUPTCY PROCEEDINGS

Response Oncology, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) was, prior to the events discussed below, a comprehensive cancer management company. As of June 17, 2002, the Company has liquidated substantially all of its operating assets and anticipates that the remaining assets will be liquidated and all wind-down activities completed by the end of 2002. Prior to the sale of its assets, the Company provided: advanced cancer treatment services through outpatient facilities known as IMPACT® Centers under the direction of practicing oncologists; owned the assets of and managed the nonmedical aspects of oncology practices; compounded and dispensed pharmaceuticals to certain oncologists for a fixed or cost plus fee; and conducted outcomes research on behalf of pharmaceutical manufacturers.

On March 29, 2001, the Company (excluding entities that are majority-owned by Response Oncology, Inc.) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the Western District of Tennessee, Western Division (the “Court”). The case is jointly administered under case number 01-24607-DSK. As of March 31, 2002, the Company was operating as a debtor-in-possession under the Code, which protects it from its creditors pending reorganization or liquidation under the jurisdiction of the Court. As debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Court. A statutory creditors committee may be appointed in the Chapter 11 case, but as of March 31, 2002, such a committee had not been formed. As part of the Chapter 11 process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all prepetition claims against the Company.

The Court approved a disclosure statement (the “Disclosure Statement”) filed in connection with the First Joint Plan filed by the Company and AmSouth Bank, as agent for itself, Bank of America, N.A. and Union Planters Bank, N.A. (the “Lenders”) on Friday, May 3, 2002. Under the Plan, originally filed April 12, 2002, and amended April 19, 2002 and June 14, 2002 (collectively the “Plan”), the Company’s outstanding common stock, preferred stock, options and warrants will be cancelled and current shareholders and warrantholders will not receive any consideration. The Plan is a liquidating plan and does not contemplate the financial rehabilitation of the Company or the continuation of its business. Most of the Company’s assets have been sold or are in the process of being liquidated, with such funds being paid to creditors as set forth in the Plan.

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

The Court confirmed the Plan on June 14, 2002. Upon completion of the liquidation of all the Company’s assets and distribution of those proceeds in accordance with the Plan, the Company will be dissolved.

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

Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or subsequently adjudicated before the Court. As previously discussed, a Plan has been confirmed by the Court and proceeds will be distributed pursuant to the Plan during the third quarter of 2002.

Under the Code, the Company may elect to assume or reject real property leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court review. Parties affected by such rejections may file prepetition claims with the Bankruptcy Court in accordance with bankruptcy procedures. At this time, because of material uncertainties, prepetition claims are generally carried at face value in the accompanying financial statements. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for the majority of these items. Additionally, the net expense resulting from the Chapter 11 filing by the Company has been segregated and reported as reorganization costs in the consolidated statements of operations for the three months ended March 31, 2002.

The Company’s consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 (SOP 90-7), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” In addition, the consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Based on the liquidation values of the Company’s assets sold in April and May of 2002, the carrying value of these assets was adjusted to the net realizable value as of December 31, 2001. The financial statements include reclassifications made to reflect the liabilities that have been deferred under the Chapter 11 proceedings as “Liabilities Subject to Settlement under Reorganization Proceedings.” The Company will adopt “Fresh-Start Reporting” pursuant to SOP 90-7 on the effective date of the Plan, which will be June 25, 2002 unless confirmation of the Plan is appealed or otherwise stayed. Certain accounting and business practices have been adopted that are applicable to companies that are operating under Chapter 11.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

Pharmaceutical sales to physicians are recorded based upon the Company’s contracts with physician groups to manage the pharmacy component of the groups’ practice. Revenue recorded for these contracts represents the cost of pharmaceuticals plus a fixed or percentage fee.

Clinical research revenue is recorded based on the Company’s contracts with various pharmaceutical manufacturers to manage clinical trials and is generally measured on a per patient basis for the monitoring and collection of data.

The following table is a summary of net revenue by source for the respective three-month periods ended March 31, 2002 and 2001.

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Net patient services revenue	$194	$2,189
Practice management service fees	14,178	18,049
Pharmaceutical sales to physicians	8,418	11,196
Clinical research revenue	—	118

	$22,790	$31,552

Revenue is recognized when earned. Sales and related cost of revenues are generally recognized upon delivery of goods or performance of services.

Net Loss Per Common Share: A reconciliation of the basic loss per share and the diluted loss per share computation is presented below for the three month periods ended March 31, 2002 and 2001.

	Three Months Ended
	March 31,

	2002		2001

	(Dollar amounts in thousands
	except per share data)
Weighted average shares outstanding	12,279,555		12,290,764
Net effect of dilutive stock options and warrants based on the treasury stock method	—	(A)	—	(A)

Weighted average shares and common stock equivalents	12,279,555		12,290,764

Net loss	($915)		($1,220)

Diluted per share amount	($0.07)		($0.10)

(A) Stock options and warrants are excluded from the weighted average number of common shares due to their anti-dilutive effect.

NOTE 3 — NOTES PAYABLE

The terms of the Company’s original lending agreement provided for a $42.0 million Credit Facility, to mature in June 2002, to fund the Company’s acquisition and working capital needs. The Credit Facility, originally comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility originally bore interest at a variable rate equal to LIBOR plus an original spread between 1.375% and 2.5%, depending upon borrowing levels. The Company was also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. The Company was subject to certain affirmative and negative covenants which, among other things, originally required that the Company maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth. This original lending agreement was subsequently and significantly amended in November 1999 and March 2000, as described below.

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

Pursuant to the Plan, the Lenders’ claims under the Credit Facility have been liquidated and no future revisions to the Credit Facility will occur. The terms of the permanent cash collateral order provide for the payment of interest to the Lenders at the non-default rate as set forth in the original credit agreement (currently LIBOR plus 2.5%). Additionally, as of the date of the bankruptcy filing, the Company was in technical default under the terms of the Credit Facility. Consistent with all of the above-described factors, the Company has classified all amounts due under the Company’s Credit Facility as a liability subject to settlement under reorganization proceedings in the accompanying consolidated balance sheets as of March 31, 2002 and December 31, 2001. At March 31, 2002, $25.0 million aggregate principal was outstanding under the Credit Facility with an interest rate of approximately 5.2%.

Absent the impact of the Company’s bankruptcy filing, amounts under the Credit Facility are contractually due entirely in the Company’s fiscal 2002.

The Company entered into a LIBOR-based interest rate swap agreement with the Company’s Lender as required by the terms of the Credit Facility. Effective July 1, 2000, the Company entered into a new Swap Agreement under which amounts hedged accrued interest at the difference between 7.24% and the ninety-day LIBOR rate and were settled quarterly (“Swap Agreement”). The Company has hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement terminated upon the filing of the Company’s bankruptcy petitions and has not been renewed.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Pursuant to the physician practice management sale transactions that occurred in the first and second quarters of 2002, the related subordinated debt that was forgiven as part of these transactions was adjusted to the net realizable value at December 31, 2001. The unpaid principal amount of a note related to a physician practice management affiliation was $50,000 at March 31, 2002.

NOTE 4 — INCOME TAXES

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

NOTE 5 — COMMITMENTS AND CONTINGENCIES

With respect to professional and general liability risks, the Company currently maintains an insurance policy that provides coverage during the policy period ending August 1, 2002, on a claims-made basis, for $1,000,000 per claim in excess of the Company retaining $25,000 per claim, and $3,000,000 in the aggregate. Costs of defending claims are in addition to the limit of liability. In addition, the Company maintains a $5,000,000 umbrella policy with respect to potential professional and general liability claims. Since inception, the Company has incurred no professional or general liability losses and as of March 31, 2002 the Company was not aware of any pending professional or general liability claims that would have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 6 — DUE FROM AFFILIATED PHYSICIANS

Due from affiliated physicians consists of management fees earned and due pursuant to the management service agreements (“Service Agreements”). In addition, the Company funds certain working capital needs of the affiliated physicians from time to time.

NOTE 7 — SEGMENT INFORMATION

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

		Physician Practice	Cancer Research
	IMPACT Services	Management	Services	Total

	(In thousands)
For the three months ended March 31, 2002:
Net revenue	$8,612	$14,178	—	$22,790
Total operating expenses	8,486	12,647	—	21,133

Segment contribution	126	1,531	—	1,657
Depreciation and amortization	19	—	—	19

Segment profit	$107	$1,531	—	$1,638

Segment assets	$5,589	$10,461	$102	$16,152

Capital expenditures	$6	—	—	$6

		Physician Practice	Cancer Research
	IMPACT Services	Management	Services	Total

For the three months ended March 31, 2001:
Net revenue	$13,385	$18,049	$118	$31,552
Total operating expenses	13,485	16,329	87	29,901

Segment contribution (deficit)	(100)	1,720	31	1,651
Depreciation and amortization	99	822	—	921

Segment profit (loss)	($199)	$898	$31	$730

Segment assets	$14,129	$62,080	$809	$77,018

Capital expenditures	—	$36	—	$36

Reconciliation of profit:

	Three Months Ended
	March 31,

	2002	2001

Segment profit	$1,638	$730
Unallocated amounts:
Corporate salaries, general and administrative	2,122	1,485
Corporate depreciation and amortization	108	65
Corporate interest expense	323	1,001

Loss before income taxes	($915)	($1,821)

Reconciliation of consolidated assets:

	As of March 31,

	2002	2001

Segment assets	$16,152	$77,018
Unallocated amounts:
Cash and cash equivalents	9,008	5,590
Prepaid expenses and other assets	919	3,152
Property and equipment, net	95	718

Consolidated assets	$26,174	$86,478

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are, by their nature, subject to known and unknown risks and uncertainties. Forward-looking statements include statements about the Plan (as defined below) and the timing of completion of the liquidation of the Company (as described below). These statements are based on current expectations and the current status of the Company’s financial condition and filings with the Court (as defined below). They involve a number of risks and uncertainties that are difficult to predict, including, but not limited to the ability of the Company to liquidate its assets under the terms of the Plan as confirmed by the Court. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements are detailed from time to time in other filings by the Company with the SEC. The Company assumes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Response Oncology, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) was, prior to the events described below, a comprehensive cancer management company. As of June 17, 2002, the Company has liquidated substantially all of its operating assets and anticipates that the remaining assets will be liquidated and all wind-down activities completed by the end of 2002. Prior to the sale of its assets, the Company provided: advanced cancer treatment services through outpatient facilities known as IMPACT® Centers under the direction of practicing oncologists; owned the assets of and managed the nonmedical aspects of oncology practices; compounded and dispensed pharmaceuticals to certain oncologists for a fixed or cost plus fee; and conducted outcomes research on behalf of pharmaceutical manufacturers.

Filings Under Chapter 11 of the Bankruptcy Code

On March 29, 2001, the Company (excluding entities that are majority-owned by Response Oncology, Inc.) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the Western District of Tennessee, Western Division (the “Court”). The case is jointly administered under case number 01-24607-DSK. As of March 31, 2002, the Company was operating as a debtor-in-possession under the Code, which protects it from its creditors pending reorganization or liquidation under the jurisdiction of the Court. As debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Court. A statutory creditors committee may be appointed in the Chapter 11 case, but at this point such a committee has not been formed. As part of the Chapter 11 process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all prepetition claims against the Company.

The Court approved a disclosure statement (the “Disclosure Statement”) filed in connection with the First Joint Plan by the Company and AmSouth Bank, as agent for itself, Bank of America, N.A. and Union Planters Bank, N.A. (the “Lenders”) on Friday, May 3, 2002. Under the Plan, originally filed April 12, 2002, and amended April 19, 2002, and June 14, 2002 (collectively the “Plan”), the Company’s outstanding common stock, preferred stock, options and warrants will be cancelled and current shareholders and warrantholders will not receive any consideration. The Plan is a liquidating plan and does not contemplate the financial rehabilitation of the Company or the continuation of its business. Most of the Company’s assets have been sold or are in the process of being liquidated, with such funds being paid to creditors as set forth in the Plan.

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

The Court confirmed the Plan on June 14, 2002. Upon completion of the liquidation of all the Company’s assets and distribution of those proceeds in accordance with the Plan, the Company will be dissolved.

Generally, substantially all of the Company’s liabilities as of the filing date (“prepetition liabilities”) are subject to settlement under a plan of reorganization. Actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate as debtor-in-possession. Absent approval from the Court, the Company is prohibited from paying prepetition obligations. The Court has approved payment of certain prepetition obligations such as employee wages and benefits. Additionally, the Court has approved the retention of various legal, financial and other professionals. Schedules were filed by the Company with the Court setting forth its assets and liabilities as of the filing date as reflected in the Company’s accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or subsequently adjudicated before the Court. As previously discussed, a Plan has been confirmed by the Court and proceeds will be distributed pursuant to the Plan during the third quarter of 2002.

Under the Code, the Company may elect to assume or reject real property leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court review. Parties affected by such rejections may file prepetition claims with the Bankruptcy Court in accordance with bankruptcy procedures. At this time, because of material uncertainties, prepetition claims are generally carried at face value in the accompanying financial statements. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for the majority of these items. Additionally, the net expense resulting from the Chapter 11 filing by the Company has been segregated and reported as reorganization costs in the consolidated statements of operations for the quarter ended March 31, 2002.

The Company’s consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 (SOP 90-7), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” In addition, the consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Based on the liquidation values of the Company’s assets sold in April and May of 2002, the carrying value of these assets was adjusted to the net realizable value as of December 31, 2001. The financial statements include reclassifications made to reflect the liabilities that have been deferred under the Chapter 11 proceedings as “Liabilities Subject to Settlement under Reorganization Proceedings.” The Company will adopt “Fresh-Start Reporting” pursuant to SOP 90-7 on the effective date of the Plan, which will be June 25, 2002 unless confirmation of the Plan is appealed or otherwise stayed. Certain accounting and business practices have been adopted that are applicable to companies that are operating under Chapter 11.

Generally, the Company has exited its IMPACT Services business that provided high dose chemotherapy with stem cell support to cancer patients on an outpatient basis. Through its IMPACT Centers, the Company had developed extensive medical information systems and databases containing clinical and patient information, analysis of treatment results and side effects and clinical care pathways. These systems and databases supported the Company’s clinical trials program, which involved carefully planned, uniform treatment regimens administered to a significant group of patients together with the monitoring of outcomes and side effects of these treatments. The clinical trials program allowed the Company to develop a rational means of improving future treatment regimens by predicting which patients are most likely to benefit from different treatments. The Company’s clincial trials assets and related infrastructure were sold in April 2002.

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

In May of 1999, the results of certain breast cancer studies were released at the meeting of the American Society of Clinical Oncology (ASCO). These studies, involving the use of high dose chemotherapy, sparked controversy among oncologists, and, in the aggregate, caused confusion among patients, third-party payers, and physicians about the role of high dose chemotherapy in the treatment of breast cancer. After the release of these data, the Company’s high dose business slowed extensively. The Company closed 4 IMPACT Centers in the first quarter of 2002, 16 IMPACT Centers in 2001, 19 IMPACT Centers in 2000, and 12 IMPACT Centers in 1999 due to decreased patient volumes. All remaining IMPACT Centers are currently being sold or closed by the Company. The decline in the IMPACT Center business was a significant factor that led to the Company’s bankruptcy filing.

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

During the first quarter of 2000, the Company decided to expand into the specialty pharmaceutical business and began to put in place certain of the resources necessary for this expansion. The Company intended to leverage its expertise and resources in the delivery of complex pharmaceuticals to cancer patients into the delivery of specialty drugs to patients with a wide range of chronic, costly and complex diseases. Specifically, this would have included the distribution of new drugs with special handling requirements, and was expected to involve the use of the Company’s regional network of specialized pharmaceutical centers. In addition, the Company intended to use its national network of IMPACT Centers and its highly trained healthcare professionals to administer the most fragile compounds to the expanded patient population. The Company had hired an expert consultant to assist in the development of the business plan. In addition, the Company recruited a chief medical officer and a vice president of operations in the third quarter of 2000. These individuals had operating responsibilities over the existing business segments and for the development of the specialty pharmaceutical business. The Company also engaged in discussions with potential strategic partners, including certain pharmaceutical manufacturers, partner hospitals, and affiliated physicians. Various clinical and marketing materials were also developed. These services were marketed to select physicians and third-party payers in existing locations within the IMPACT Center network. The Company treated very few patients utilizing such specialty drugs. Given the Company’s liquidation of all of its assets, the Company is no longer pursuing this strategy.

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

In return for its management services, the Company received a service fee, depending on Service Agreement form, based on net revenue or net operating income of the practice. Pursuant to each Service Agreement, the physicians and the practice agreed not to compete with the Company and the practice. Each Service Agreement had an initial term of 40 years and, after the initial term, would have been automatically extended for additional five year terms unless either party delivered written notice to the other party 180 days prior to the expiration of the preceding term. The Service Agreement only provided for termination “for cause.” If the Company terminated the Service Agreement for cause, the practice was typically obligated to purchase assets (which typically include intangible assets) and pay liquidated damages, which obligations were wholly or partially guaranteed by individual physician owners of the practice for a period of time. Each Service Agreement provided for the creation of an oversight committee, a majority of the members of which were designated by the practice. The oversight committee was responsible for developing management and administrative policies for the overall operation of each practice.

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

During the first and second quarters of 2002, the Company terminated all of the remaining Service Agreements and sold the associated assets to the physician groups that were parties to the agreements. At December 31, 2001, the Company adjusted the Service Agreements and associated assets to their net realizable values as measured by the termination and sale agreements. This resulted in an impairment charge of $42.1 million related to the Service Agreements and $5.0 million related to adjustments to associated assets that was recorded in the year ended December 31, 2001. The aggregate proceeds generated from the termination of the remaining six Service Agreements as sale of related assets were approximately $11.3 million.

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

On December 1, 2000, the Company received a delisting notification from the Nasdaq Stock Market for failure to maintain a minimum bid price of $1.00 over 30 consecutive trading days as required under the maintenance standards of the Nasdaq National Market. On March 15, 2001, the Company’s common stock was delisted from the Nasdaq Stock Market. Following the delisting, quotations for the Company’s common stock were available on the OTC Bulletin Board.

Results of Operations

Net revenue decreased 28% to $22.8 million for the quarter ended March 31, 2002, compared to $31.6 million for the quarter ended March 31, 2001. Practice management service fees were $14.2 million for the first quarter of 2002 compared to $18.0 million for the same period in 2001 for a 21% decrease. This decrease is primarily due to the termination and sale of related assets of two Service Agreements effective February 1, 2001 and December 31, 2001, respectively. This decrease was partially offset by a 2% increase in practice management fees on the remaining practice groups. Pharmaceutical sales to physicians decreased $2.8 million, or 25%, from $11.2 million for the first three months of 2001 to $8.4 million in 2002. This decrease is primarily due to the terminations of two pharmaceutical sales agreements with physician practices effective April 1, 2001 and February 1, 2002, but was partially offset by the addition of one pharmacy management contract effective January 1, 2002. Additionally, net patient service revenues from IMPACT services decreased $2.0 million, or 91%, from $2.2 million in the first quarter of 2001 to $.2 million in the first quarter of 2002. This decrease in high dose chemotherapy revenues was due to overall decreases in referrals to the IMPACT Centers, with some continued pullback in breast cancer admissions resulting from high dose chemotherapy/breast cancer study results presented at ASCO in May 1999. In addition, the Company experienced a decline in insurance approvals on the high dose referrals obtained. These decreases in referrals and approvals led to the closure of numerous IMPACT Centers each year since 1999. As stated above, the Company has closed or is in the process of selling all remaining IMPACT Centers.

Salaries and benefits costs decreased $2.1 million, or 45%, from $4.7 million for the first quarter of 2001 to $2.6 million in 2002. The decrease is primarily due to the termination of certain Service Agreements, the closing of various IMPACT Centers and a significant reduction in corporate staffing. Salaries and benefits expense as a percentage of net revenue was 11% and 15% for the quarters ended March 31, 2002 and 2001, respectively.

Supplies and pharmaceuticals expense decreased $4.6 million, or 20%, from the first quarter of 2001 to the first quarter of 2002. The decrease is primarily related to the termination of a pharmacy management contract with two physician practices effective April 1, 2001 and February 1, 2002, as well as the termination and sale of two Service Agreements effective February 1, 2001 and December 31, 2001. A decrease in patient volumes in the IMPACT Centers also contributed to the decrease. Supplies and pharmaceuticals expense as a percentage of net revenue was 80% and 72% for the quarters ended March 31, 2002 and 2001, respectively. The increase as a percentage of net revenue is primarily due to general price increases in pharmaceuticals used in the pharmaceutical sales and practice management divisions.

General and administrative expenses decreased $.6 million, or 33%, from $1.8 million in the first quarter of 2001 to $1.2 million in the first quarter of 2002. The decrease was primarily due to the net effect of decreased administrative expenses due to the closure of various IMPACT Centers and the termination of certain Service Agreements, offset by increased expenses for professional services, principally legal and consulting fees, related to the Company’s restructuring efforts prior to the bankruptcy filing.

Other operating expenses decreased $1.2 million, or 67%, from $1.8 million in 2001 to $.6 million in 2002. Other operating expenses consist primarily of medical director fees, purchased services related to global case rate contracts, rent expense, and other operational costs. The decrease is primarily due to the closure of various IMPACT Centers and lower purchased services and physician fees as a result of lower IMPACT and cancer research volumes as compared to the first quarter of 2001.

For the three months ended March 31, 2002, all operating and general expenses other than those related to pharmaceuticals and supplies were reduced by $3.9 million, or 47%, as compared with those for the three months ended March 31, 2001. These reductions reflect cost reduction and containment steps put in place in the first quarter of 2000, the closure of 17 IMPACT Centers since the first quarter of 2001, lower patient volumes, lower corporate overhead expenses and the termination of Service Agreements in February and December 2001, partially offset by increased expenses for professional services, principally legal and consulting fees, related to the Company’s restructuring efforts prior to the bankruptcy filing.

Depreciation and amortization decreased $.9 million from $1.0 million for the first quarter of 2001 to $.1 million for the first quarter of 2002. This decrease is primarily due to the write-off of the Company’s Service Agreements in 2001, resulting in lower amortization in 2002.

Reorganization costs of $.7 million for the quarter ended March 31, 2002, consist of expenses for professional services, principally legal and consulting fees, that were incurred by the Company in 2002 as a result of the bankruptcy filing.

EBITDA (earnings (loss) before interest, taxes, depreciation and amortization) decreased $.6 million to ($.4) million for the quarter ended March 31, 2002 in comparison to $.2 million for the quarter ended March 31, 2001. EBITDA from the IMPACT services segment increased $.2 million for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The increase is primarily due to certain bad debt recoveries in the first quarter of 2002. EBITDA from the physician practice management division decreased $.2 million primarily due to increases in pharmaceutical and supply costs, increases in contractual adjustments, and the termination and modification of certain Service Agreements. Corporate general and administrative expenses, principally reorganization costs, increased $.6 million in the first quarter of 2002 as compared to the first quarter of 2001, thereby accounting for the overall net decrease in EBITDA. EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to service indebtedness. However, EBITDA should not be considered as an alternative to income (loss) from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of the Company’s operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

At March 31, 2002, the Company’s working capital totaled $23.9 million, with current assets of $25.8 million and current liabilities of $1.9 million (excluding liabilities subject to settlement under reorganization proceedings of $42.7 million). Cash and cash equivalents represented $9.0 million of the Company’s current assets. Approximately $1.1 of the Company’s cash and cash equivalents as of March 31, 2002 is escrowed pursuant to the Company’s employee retention plan that was approved by the Bankruptcy Court in the third quarter of 2001. Positive working capital is primarily attributable to the change in balance sheet classification of liabilities subject to settlement under reorganization proceedings, as further described below.

Cash provided by operating activities was $2.4 million in the first quarter of 2002 compared to cash provided by operating activities of $3.7 million for the same period in 2001. This decrease is largely attributable to a reduction in amounts due from affiliated physician groups in the first quarter of 2001 resulting from the sale proceeds and recovery of working capital associated with the asset sale and concurrent termination of a Service Agreement in the first quarter of 2001 and the payment of bankruptcy related professional fees. In addition, this decrease was partially offset by an increase in cash generated from accounts receivable due to the termination of certain pharmacy management agreements and the closure of various IMPACT Centers.

Cash provided by investing activities was $19,000 for the quarter ended March 31, 2002. Cash used in investing activities was $20,000 for the quarter ended March 31, 2001. The increase is primarily attributable to a reduction in capital expenditures in the first quarter of 2002 as compared to the first quarter of 2001.

Cash used in financing activities was $1.4 million for the first quarter of 2002 and $5.4 million for the same period in 2001. The decrease in cash used in financing activities is primarily attributable to additional payments on notes payable due to the remittances of the sale proceeds discussed above and distributions to joint venture partners in the first quarter of 2001 as compared to the first quarter of 2002.

Under the terms of the Company’s Bankruptcy case, liabilities in the approximate amount of $42.7 million are subject to settlement. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtor-in-possession. The ultimate amount and settlement terms for such liabilities are subject to the Plan which provides a mechanism for the allowance of claims and distribution on account of such claims. The precise treatment of such claims is not presently determinable.

Since the filing of the bankruptcy petitions, the Company has been operating under various interim cash collateral orders whereby the Company is authorized to utilize cash according to cash budgets approved by the Court. On October 26, 2001, a permanent cash collateral order was approved by the Court. Pursuant to the terms of the permanent cash collateral order, the Company was authorized to utilize cash according to approved cash budgets until the earlier of the occurrence of a specific defined event or March 31, 2002. Such defined events included, but were not limited to, the filing of a reorganization plan, the sale of all of the assets of the Company, conversion of the cases to Chapter 7 of the Code, or the occurrence of an uncured default. Furthermore, a lump sum principal payment to the Lenders of $2.6 million was made on October 31, 2001. The terms of the permanent cash collateral order also provide for the payment of interest to the Lenders at the non-default rate as set forth in the original credit agreement (currently LIBOR plus 2.5%). On April 12, 2002, an order extending and modifying the order entered on October 26, 2001 was approved by the Court. Pursuant to the terms of this amendment, the termination date for the use of cash collateral was extended until July 15, 2002. Furthermore, additional default provisions were added to the order. Such additional defaults include, but are not limited to, failure of the Company to support through confirmation the Plan, the disposition or settlement of any assets without full consultation of the Lenders, payment of any additional professional fees above the amount set forth in the budget, and the accrual of additional professional fees in excess of $250,000 for services performed for the period from April 1, 2002, through the effective date of the Plan. The Company’s historical cash flow since the filing of the petitions and current cash budgets indicate sufficient liquidity to fund its operations during the aforementioned periods.

On July 31, 2001 (and subsequently amended on or about January 25, 2002), the Court approved the establishment of an Employee Retention Plan (“ERP”) by the Company in order to provide monetary incentives for certain employees to remain with the Company during its restructuring and liquidation efforts. The ERP also provides severance benefits for certain employees in the event of a “without cause” termination. In addition, amendments to certain employment agreements of officers of the Company were approved. Pursuant to these court orders, approximately $1.3 million was placed in escrow for the benefit of various employees and officers related to the stay bonus components of the ERP and employment contracts. At March 31, 2002, approximately $1.1 million in ERP funds is reflected in cash and cash and equivalents. The aggregate contingent liability of the ERP, including certain employment agreements, was approximately $1.7 million as of March 31, 2002. Approximately $1.1 million was paid out to certain employees and officers from April 1, 2002, through May 31, 2002, and such amounts were not accrued in the consolidated financial statements as of and for the quarter ended March 31, 2002 because the triggers for payment of such obligations occurred subsequent to quarter-end.

The terms of the Company’s original lending agreement provided for a $42.0 million Credit Facility, to mature in June 2002, to fund the Company’s acquisition and working capital needs. The Credit Facility, originally comprised of a $35.0 million Term Loan Facility and a $7.0 million Revolving Credit Facility, is collateralized by the assets of the Company and the common stock of its subsidiaries. The Credit Facility originally bore interest at a variable rate equal to LIBOR plus an original spread between 1.375% and 2.5%, depending upon borrowing levels. The Company was also obligated to a commitment fee of .25% to .5% of the unused portion of the Revolving Credit Facility. The Company is subject to certain affirmative and negative covenants which, among other things, originally required that the Company maintain certain financial ratios, including minimum fixed charge coverage, funded debt to EBITDA and minimum net worth. This original lending agreement was subsequently and significantly amended in November 1999 and March 2000, as described below.

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

Pursuant to the Plan, the Lenders’ claims under the Credit Facility have been liquidated and no future revisions to the Credit Facility will occur. Additionally, as of the date of the bankruptcy filing, the Company was in technical default under the terms of the Credit Facility. Consistent with all of the above-described factors, the Company has classified all amounts due under the Company’s Credit Facility as a liability subject to settlement under reorganization proceedings in the accompanying consolidated balance sheets as of March 31, 2002 and December 31, 2001. At March 31, 2002, $25.0 million aggregate principal was outstanding under the Credit Facility with an interest rate of approximately 5.2%.

The Company entered into a LIBOR-based interest rate swap agreement with the Company’s Lender as required by the terms of the Credit Facility. Effective July 1, 2000, the Company entered into a new Swap Agreement Under which amounts hedged accrued interest at the difference between 7.24% and the ninety-day LIBOR rate and were settled quarterly (“Swap Agreement”). The Company has hedged $17.0 million under the terms of the Swap Agreement. The Swap Agreement terminated upon the filing of the Company’s bankruptcy petitions and has not been renewed.

The installment notes payable to affiliated physicians and physician practices were issued as partial consideration for the practice management affiliations. Pursuant to the physician practice management sale transactions that occurred in the first and second quarters of 2002, the related subordinated debt that was forgiven as part of these transactions was adjusted to the net realizable value at December 31, 2001. The unpaid principal amount of a note related to a practice management affiliation was $50,000 at March 31, 2002.

The Company is committed to future minimum lease payments under operating leases of $93,000 for administrative and operational facilities through June 30, 2002. As of June 30, 2002, the Company will cease operations at its headquarters in Memphis, Tennessee.

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

As of the date of adoption, the Company had no unamortized identifiable intangible assets that were subject to the transitional provisions of Statements 141 and 142. Amortization expense related to identifiable intangible assets was $.6 million for the quarter ended March 31, 2001. There was no amortization expense related to identifiable intangible assets for the quarter ended March 31, 2002.

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

The Company has adopted Statement 144 for the quarter ended March 31, 2002. Such adoption of Statement 144 for long-lived assets held for use did not have a material impact on the Company’s financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. Furthermore, the Company has no unamortized identifiable intangible assets. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposition activities.

Critical Accounting Policies

Financial Reporting Release No. 60, recently issued by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Notes 1 and 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of the Company’s more significant accounting policies.

The Company’s consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 (SOP 90-7), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” In addition, the consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Based on the liquidation values of the Company’s assets sold in April and May of 2002, the carrying value of these assets has been adjusted to their net realizable value as of December 31, 2001. The financial statements include reclassifications made to reflect the liabilities that have been deferred under the Chapter 11 proceedings as “Liabilities Subject to Settlement under Reorganization Proceedings.” The Company will adopt “Fresh- Start Reporting” pursuant to SOP 90-7 on the effective date of the Plan, which will likely be June 25, 2002. Certain accounting and business practices have been adopted that are applicable to companies that are operating under Chapter 11.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company was also a party to a LIBOR based interest rate swap agreement, effective July 1, 2000, with the Company’s Lender as required by the terms of the Credit Facility. Amounts hedged under the Swap Agreement accrued interest at the difference between 7.24% and the ninety-day LIBOR rate and were settled quarterly (“Swap Agreement”). The Swap Agreement terminated upon the filing of the Company’s bankruptcy petitions and has not been renewed. The Company does not enter into derivative or interest rate transactions for speculative purposes.

At March 31, 2002, $25.0 million aggregate principal was outstanding under the Credit Facility with a current interest rate of approximately 5.2%. The Company does not have any other material market-sensitive financial instruments.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company filed voluntary petitions seeking reorganization under Chapter 11 of the United States Bankruptcy Code on March 29, 2001. Additional information related to the filing is set forth under Part I, Note 1 of the Notes to Consolidated Financial Statements, Part I Item 2, and Part II Item 5 of this Form 10-Q. Such information is incorporated herein by reference.

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

ITEM 5. OTHER INFORMATION

     Bankruptcy or Receivership

     As previously reported, on March 29, 2001, the Company (excluding entities that are majority-owned by Response Oncology, Inc.) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the Western District of Tennessee, Western Division (the “Court”). The case is jointly administered under case number 01-24607-DSK. The Company has operated its business as a debtor-in-possession since the filing date.

     A hearing on the confirmation of the Company’s Second Amended Joint Plan (the “Plan”) was held on June 14, 2002, and the Plan was confirmed by the Court pursuant to an Order Confirming Plan (the “Confirmation Order”). A copy of the Confirmation Order is attached hereto as Exhibit 99.1 and is incorporated herein by reference. A copy of the Plan is attached hereto as Exhibit 2.1 and is incorporated herein by reference. The Confirmation Order will become a Final Order on June 25, 2002, unless an objection is filed (the “Effective Date”). All capitalized terms not defined herein shall have the meanings as set forth in the Plan.

     The Plan constitutes a liquidating plan, whereby all of the Company’s assets have been or will be liquidated, and net proceeds will be distributed to the Company’s creditors. The Plan designates four classes of creditor claims and one class of claims of shareholders. These classes take into account the differing nature and priority under the Code.

     Holders of Allowed Claims in Class 1 will be paid in full. Holders of Allowed Claims in Class 2 will receive all amounts collected through the liquidation of the Company’s assets except those amounts paid to other Classes. Holders of Class 3 Allowed Claims, to the extent they exist, will be satisfied at the election of the Lenders by tendering the collateral for such secured claim or by paying from the Assets the value of such collateral to any such claimant. In full satisfaction of all Allowed Claims in Class 4, Allowed Claims will receive a pro rata portion of $250,000 from the Creditors Trust. Class 5 claimants will receive nothing under the Plan, and all stock, options, warrants, and ROI Interests shall be deemed cancelled on the Effective Date.

     The following table briefly summarizes the classification and treatment of Claims and equity interests under the Plan. The recoveries set forth below are estimates based upon various assumptions. The following summary is qualified in its entirety by reference to the Confirmation Order and the Plan, which are attached as Exhibits 99.1 and 2.1, respectively.

	Type of Claim or		Estimated
Class	Equity Interest	Treatment	Recovery

1	Administrative Claims	Unimpaired; Allowed Claims paid in full, in cash	100%
2	Secured Claim of Lenders ($29.6 million)	Impaired; will receive all amounts collected through the liquidation except those amounts paid to other Classes.	80%
3	Claims of Other Secured Creditors (Estimated at $0)	Unimpaired; Allowed Claims satisfied by tendering collateral for such Claims.	100%
4	Unsecured Non-Priority Claims (Estimated at $6.5 million after allowances and settlements)	Impaired; Allowed Claims to be paid pro rata share of $250,000.	4%
5	Claims of Shareholders	Impaired; no distribution	0%

     Prior to the Effective Date of the Plan, the Company had 12,279,555 shares of common stock issued and outstanding and 16,631 shares of preferred stock issued and outstanding. As of May 31, 2002, the latest practicable date that such information is available, and before giving effect to the consummation of the Plan, the Company estimated that it had consolidated assets with a book value of approximately $7.2 million and liabilities with a book value of approximately $29.6 million (of which approximately $27.6 million are liabilities subject to settlement under reorganization proceedings). The Company will adopt “Fresh-Start Reporting” pursuant to SOP 90-7 on the Effective Date of the Plan. Furthermore, the Company intends to take the steps necessary to cease being subject to the periodic reporting requirements of the federal securities laws.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

2.1	Second Amended Joint Plan filed by Registrant and AmSouth Bank, as Agent for the Lenders, filed June 14, 2002.
99.1	Order Confirming Plan entered by Court on June 14, 2002.

     (B)  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K on February 13, 2002, disclosing the approval of the order establishing bidding procedures providing for the sale of all of the operating assets of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Response Oncology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE ONCOLOGY, INC.

By:	/s/ Charles E. Sweet Charles E. Sweet President and Chief Executive Officer and Director

Date: June 25, 2002

By:	/s/ Peter A. Stark Peter A. Stark Executive Vice President and Chief Financial Officer and Director

Date: June 25, 2002